Form 10QSB
period 2006-09-30
First Commerce Bancorp, Inc.
filed 2006-11-14
CIK 1376627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from                      to
Commission File No. 000-52257
FIRST COMMERCE BANCORP, INC.
(Exact name of small business issuer as specified in its charter)
TENNESSEE
(State or other jurisdiction of incorporation or organization)
20-5565433
(I.R.S. Employer Identification No.)
500 North Ellington Parkway, Lewisburg, TN 37091
(Address of principal executive offices)
(931) 359-4322
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock outstanding, $1.00 par value: 1,274,538 shares at November 1, 2006
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant, First Commerce Bancorp, Inc. (the “Company”) are as follows:

Consolidated Balance Sheets — September 30, 2006 and December 31, 2005.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2006 and 2005.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2006 and 2005.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2006 and 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits

Signatures
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32 Section 906 Certification

FIRST COMMERCE BANCORP, INC.
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(In Thousands Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Loans, less allowance for loan losses of $1,300 and $1,197, respectively	$109,568	98,230
Securities held-to-maturity, at amortized cost (market value $2,459 and $2,524, respectively)	2,534	2,596
Securities available-for-sale, at market (amortized cost of $42,319 and $34,617, respectively)	41,472	33,790
Restricted equity securities	597	335
Interest-bearing deposits in financial institutions	216	101
Federal funds sold	2,401	3,066

Total earning assets	156,788	138,118

Cash and due from banks	2,483	1,781
Bank premises and equipment, net	3,680	3,776
Accrued interest receivable	1,094	941
Other assets	1,776	446
Deferred tax asset	472	1,656

Total assets	$166,293	146,718

Liabilities and Stockholders’ Equity

Deposits	$146,035	132,513
Accrued interest payable	862	555
Accounts payable and other liabilities	451	561
Advances from Federal Home Loan Bank	5,000	—

Total liabilities	152,348	133,629

Stockholders’ equity:
Preferred stock, no par, authorized 20,000,000 shares	—	—
Common stock, $1 par value; authorized 20,000,000 shares, 1,274,538 and 1,271,948 shares issued and outstanding, respectively	1,275	1,272
Additional paid-in capital	11,483	11,448
Net unrealized loss on available-for-sale securities, net of taxes of $324 and $316, respectively	(523)	(511)
Retained earnings	1,710	880

Total stockholders’ equity	13,945	13,089

Total liabilities and stockholders’ equity	$166,293	146,718

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,017	1,512	$5,681	4,077
Interest and dividends on taxable securities	515	377	1,463	1,029
Interest and dividends on restricted equity securities	5	5	14	7
Interest on interest bearing deposits in financial institutions	—	1	1	3
Interest on Federal funds sold	65	39	164	97

Total interest income	2,602	1,934	7,323	5,213

Interest expense:
Interest on negotiable order of withdrawal accounts	21	21	62	57
Interest on money market demand accounts	147	138	456	352
Interest on savings accounts	7	4	19	12
Interest on certificate of deposits over $100,000	661	392	1,716	1,004
Interest on certificate of deposits-other	446	255	1,157	643
Interest on Federal funds purchased	—	1	—	1
Interest on Federal Home Loan Bank advances	61	—	179	—

Total interest expense	1,343	811	3,589	2,069

Net interest income	1,259	1,123	3,734	3,144

Provision for loan losses	74	93	116	175

Net interest income after provision for loan losses	1,185	1,030	3,618	2,969

Other income:
Service charges on deposit accounts	65	46	191	125
Other fees and commissions	68	23	194	88
Fees on mortgage originations	45	43	149	147
Gain on sale of securities	7	—	7	—

Total other income	185	112	541	360

Other expenses:
Salaries and employee benefits	560	482	1,634	1,333
Occupancy expenses, net	58	48	179	132
Furniture and equipment expense	68	45	199	148
Professional fees	45	41	122	90
Loss on sale of fixed asset	—	—	10	—
Data processing expenses	125	88	361	243
Other operating expenses	125	151	362	366

Total other expenses	981	855	2,867	2,312

Income before income taxes	389	287	1,292	1,017

Income taxes	133	113	461	387

Net earnings	$256	174	$831	630

Weighted average shares outstanding-basic	1,274,538	1,259,488	1,274,048	1,258,253

Weighted average shares outstanding-diluted	1,354,233	1,300,577	1,353,753	1,299,342

Basic earnings per common share	$.20	.14	$.65	.50

Diluted earnings per common share	$.19	.13	$.61	.48

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Comprehensive Earnings
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$256	174	$831	630

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $199, $33, $6 and $116, respectively.	321	(54)	(9)	(189)
Less reclassification adjustment for gains included in net earnings, net of taxes of $3, $0, $3 and $0, respectively	(4)	—	(4)	—

Other comprehensive earnings (loss)	317	(54)	(13)	(189)

Comprehensive earnings	$573	120	$818	441

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$7,191	$5,045
Fees and commissions received	495	360
Interest paid	(3,283)	(1,850)
Cash paid to suppliers and employees	(2,859)	(1,857)
Income taxes paid	(479)	(387)

Net cash provided by operating activities	1,065	1,311

Cash flows from investing activities:
Loans made to customers, net of repayments	(11,452)	(13,957)
Purchase of premises and equipment	(108)	(919)
Proceeds from paydowns of available-for-sale securities	1,876	2,017
Proceeds of paydowns of held-to-maturity securities	62	83
Proceeds from sale of restricted equity securities	264	—
Purchase of available-for-sale securities	(13,447)	(15,575)
Purchase of restricted equity securities	(408)	(42)
Calls, maturities, sales of available-for-sale securities	3,730	1,500
Calls, maturities, sales of held-to-maturity securities	—	1,000
Purchase of held-to-maturity securities	—	(1,000)
Increase in interest-bearing deposit in financial institution	(115)	—
Proceeds from sale of repossessed asset	6	—
Proceeds from sale of fixed assets	16	—

Net cash used in investing activities	(19,576)	(26,893)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(4,766)	6,882
Net increase in time deposits	18,288	14,409
Net increase in FHLB borrowings	5,000	—
Proceeds from sale of common stock issued pursuant to stock option plan	26	149

Net cash provided by financing activities	18,548	21,440

Net increase (decrease) in cash and cash equivalents	37	(4,142)

Cash and cash equivalents at beginning of period	4,847	9,345

Cash and cash equivalents at end of period	$4,884	$5,203

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$831	$630
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	178	134
Amortization and accretion	36	39
Stock option compensation	11	—
Gain on sale of restricted equity securities	(110)	—
Loss on sale of fixed assets	10	—
Loss on sale of AFS securities	103	—
Increase in cash surrender value on bank owned life insurance	(45)	—
Provision for loan losses	116	175
FHLB stock dividends	(8)	(7)
Increase in interest receivable	(153)	(200)
Increase in interest payable	306	437
Increase in other assets	(82)	(116)
Increase in deferred taxes	(18)	—
Increase (decrease) in other liabilities	(110)	219

Total adjustments	234	681

Net cash provided by operating activities	$1,065	$1,311

Supplemental Schedule of Non-Cash Activities:

Unrealized loss in value of securities available-for-sale, net of taxes of $9 and $116, respectively	$(13)	$(189)

Non-cash transfer from loans to other real estate	$—	$167

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of First Commerce Bancorp, Inc. (the “Company”) as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005, comprehensive earnings for the three and nine months ended September 30, 2006, and 2005 and changes in cash flows for the nine months ended September 30, 2006 and 2005. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2005 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to 2005 and 2006 interim financial information for purposes of consistent presentation with the correct period.
On September 26, 2006 the shareholders of First Commerce Bank (the “Bank”) approved a share exchange between the Company and the Bank on a one for one basis (the “Share Exchange”) pursuant to which the Company acquired 100% of the outstanding common stock of the Bank and the shareholders of the Bank exchanged their shares of Bank common stock for Company common stock.
This transaction was consummated on October 6, 2006, and as such, the financial information presented in the financial statements above and in these notes as well as in “Management’s Discussion and Analysis or Plan of Operation” below for the three and nine months ended September 30, 2006 does not include financial information with respect to the Company, but rather presents information for the Bank only for those periods. The Company is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended.
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$1,197	$1,001
Add (deduct):
Losses charged to allowance	(16)	(19)
Recoveries credited to allowance	3	8
Provision for loan losses	116	175

Balance, September 30, 2006 and 2005, respectively	$1,300	$1,165

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Allowance for Loan Losses, Continued
The provision for loan losses was $74,000 and $116,000 for the three and nine months ended September 30, 2006, respectively. The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.
The allowance for loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.
The allowance for loan losses is increased by provisions for loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision. From time to time unscheduled developments, including requirements of regulatory agencies, may require additional contributions to the reserve.
Earnings Per Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Basic EPS Computation:
Numerator – Net earnings for the period	$256	$174	$831	$630

Denominator – Weighted average number of common shares outstanding	1,274,538	1,259,488	1,273,939	1,258,253

Basic earnings per common share	$.20	$.14	$.65	$.50

Diluted EPS Computation:
Numerator – Net earnings for the period	$256	$774	$831	$630

Denominator:
Weighted average number of common shares outstanding	1,274,538	1,259,488	1,274,048	1,258,253
Effect of stock options	79,695	41,089	79,695	41,089

	1,354,233	1,300,577	1,353,743	1,299,342

Diluted earnings per common share	$.19	$.13	$.61	$.48

Stock Option Plan
     In December, 2002, the Board of Directors of the Bank approved the First Commerce Bank 2002 Stock Option Plan (the “Plan”). In conjunction with the Share Exchange, the Plan and all options outstanding under the Plan were assumed by the Company and now represent options to purchase a like number of shares of the Company’s common stock. The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 146,665 shares of common stock to employees and organizers of the Company and up to 73,334 shares of common stock for future use as decided by the Board of Directors. At September 30, 2006, 146,665 options to purchase shares have been granted at $10.00 per share and options to purchase 34,915 options have been granted at $22.00 per share (1,352 options have been forfeited and 24,538 options have been exercised). Of these outstanding options 106,593 are exercisable as of September 30, 2006.
     Under the Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally expected to be exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date and generally vest at the end of four years. In general, the forfeited options are available for reissuance.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Stock Option Plan, Continued
     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of the Company. As was permitted, management elected to account for the arrangement under the provisions of APB Opinion 25 and related Interpretations prior to January 1, 2006. However, under SFAS No. 123 and No. 148, the Company was required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option arrangement been determined prior to January 1, 2006 based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below. Proforma earnings for the three and nine months ended September 30, 2006 are not reflected due to SFAS No. 123R (as defined below) being effective for the entire period.

		(In Thousands, Except Per Share Amounts)
		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
Net earnings	As Reported	$174	$630
	Proforma	$171	$623

Basic earnings per common share	As Reported	$.14	$.50
	Proforma	$.14	$.50

Diluted earnings per common share	As Reported	$.13	$.48
	Proforma	$.13	$.48
     In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) related to share based payments. For the Company SFAS 123R applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credits is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The Company adopted SFAS 123R on January 1, 2006 and does not expect the impact to be material to the financial condition or result of operations for the fiscal year ended December 31, 2006. For the three and nine months ended September 30, 2006, the Company had $5,000 and $12,000 in compensation expense related to stock options.
Subsequent Event
     On October 6, 2006, the Company consummated its acquisition of 100% of the outstanding shares of Bank common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of August 9, 2006 by and between the Company and the Bank. In connection with the Share Exchange, the holders of Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock and the Company assumed the Plan and all of the outstanding options issued pursuant to the Plan.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     The Company is a one bank holding company which acquired 100% of First Commerce Bank’s common stock on October 6, 2006 and is the successor issuer to First Commerce Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. First Commerce Bank is a state chartered bank which began operations on December 2, 2002. First Commerce Bank operates as a full-service community bank chartered under the laws of the State of Tennessee with deposits insured through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (FDIC). It has elected not to apply for membership in the Federal Reserve System. The Bank offers a wide range of banking services including checking, savings, money market accounts, certificates of deposits and loans for consumers, commercial and real estate purposes. The Company is subject to regulation, supervision, and examination by the Tennessee Department of Financial Institutions and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders. The area served by the Company is Marshall and adjacent counties of Middle Tennessee. Services are provided at the main office in Lewisburg, Tennessee, a branch in Lewisburg, Tennessee and a branch in Chapel Hill, Tennessee. In addition, the Bank has a wholly-owned subsidiary, First Commerce Mortgage Company.
     The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as potential growth areas in its highly competitive markets. The Company seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment.
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the annual financial statements filed in conjunction with the Form 10-KSB for the previous year.
Forward-Looking Statements
     Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, projects, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ materially from the results anticipated, include (without limitation) economic and social conditions, competition for loans, mortgages, deposits and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services cannot be

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Forward-Looking Statements, Continued
predicted, and because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.
     The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.
Formation of Holding Company
     On October 6, 2006, the Company consummated its acquisition of 100% of the outstanding shares of Bank common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of August 9, 2006, by and between the Company and the Bank. In connection with the Share Exchange, the holders of Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock and the Company assumed the Plan and all of the outstanding options issued pursuant to the Plan. Following consummation of the Share Exchange, the Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended and is subject to regulation by the Board of Governors of the Federal Reserve Bank.
Results of Operations
     The Company had earnings of $256,000 and $831,000 for the three and nine months ended September 30, 2006, as compared to earnings of $174,000 and $630,000 for the same periods in 2005. The increased earnings for the three and nine months ended September 30, 2006 are primarily a result of growth in the Company. On a per share basis the net earnings for the three months and nine months ended September 30, 2006 resulted in basic earnings per common share of $.20 and $.65, respectively. For the same period in 2005, the net earnings resulted in basic earnings per common share of $.14 and $.50, respectively. On a per share basis the net earnings for the three and nine months ended September 30, 2006, resulted in diluted earnings per common share of $.19, and $.61, respectively. For the same periods in 2005, the net earnings resulted in diluted earnings per common share of $.13 and $.48, respectively.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the nine months ended September 30, 2006 and 2005 was $7,323,000 and $5,213,000, respectively, and total interest expense was $3,589,000 and $2,069,000, respectively. This resulted in an increase in net interest income of $590,000, or 18.8%, during the first nine months of 2006 as compared to the comparable period in the prior year. Total interest income for the three months ended September 30, 2006 and 2005 was $2,602,000 and $1,934,000, respectively. Total interest expense for the three months ended September 30, 2006 and 2005 was $1,343,000 and $811,000, respectively. The increase in interest expense related to an increase in the volume of our liabilities as well as an increase in rates paid on interest-bearing deposits and other borrowings. The foregoing resulted in an increase in net interest income of $136,000, or 12.1%, during the three months ended September 30, 2006 as compared to the same period in 2005. Interest rates are expected to increase slightly during the remainder of 2006. Managing interest rate risk is a very subjective exercise based on a wide variety of factors, and is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors).
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $74,000 and $116,000 for the three and nine months ended September 30, 2006, respectively. The provision for loan losses was $93,000 and $175,000 for the three and nine months ended September 30, 2005, respectively. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve. In connection with its organization, the Bank agreed with one or more banking regulatory agencies to maintain a minimum ratio of its allowance from loan losses to total loans of 1.25% for the first three years of operations. The restriction was lifted in December, 2005, and management has adjusted the loan loss reserve to a level commensurate with their internal evaluation contributing to a reduction in the provision for loan losses for the first three and nine months ended September 30, 2006, when compared to the comparable prior years periods.
     The allowance for loan losses at September 30, 2006 and December 31, 2005 was $1,300,000 and $1,197,000, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at September 30, 2006 and December 31, 2005 to be adequate. The allowance for loan losses was 1.17% and 1.20% of loans at September 30, 2006 and December 31, 2005, respectively.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, fees on mortgage originations, other fees and commissions. Non-interest income increased $181,000, or 50.3%, to $541,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. The increase for the quarter ended September 30, 2006 was $73,000, or 65.2%, as compared to the same period in 2005. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees, commissions and service charges on deposit accounts will increase for the remainder of 2006 due to the expected growth of the Company. There were $7,000 in net securities gains or losses for the three and nine months ended September 30, 2006 and none for the same periods in 2005.
Non-Interest Expense
     Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, professional fees, data processing expense and other operating expenses. Non-interest expense increased $555,000, or 24.0%, to $2,867,000 during the nine months ended September 30, 2006 from $2,312,000 for the same period in 2005. The increase in the quarter ended September 30, 2006 was $126,000, or 14.7%, as compared to the same period in 2005. The increases in the non-interest expense are attributable primarily to increases in salaries and benefits due to continued growth of the Company.
Income Taxes
     Income taxes expense totaled $133,000 and $461,000 for the three and nine months ended September 30, 2006. Income taxes expense totaled $113,000 and $387,000 for the three and nine months ended September 30, 2005. Income taxes has a direct impact on reportable earnings.
Financial Condition
     Balance Sheet Summary. The Company’s total assets were $166,293,000 and $146,718,000 at September 30, 2006 and December 31, 2005, respectively. Loans, net of allowance for loan losses, totaled $109,568,000 and $98,230,000 at September 30, 2006 and December 31, 2005, respectively, and investment securities totaled $44,006,000 and $36,386,000, respectively. Restricted equity securities totaled $597,000 and $335,000 at September 30, 2006 and December 31, 2005, respectively. The increase in assets are due to the continued growth of the Company.
     Total liabilities were $152,348,000 and $133,629,000 at September 30, 2006 and December 31, 2005, respectively, and stockholders’ equity was $13,945,000 and $13,089,000, respectively. A more detailed discussion of assets, liabilities and capital follows.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
     Loans
     Loan categories are as follows:

	September 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(In Thousands, Except Percentage)
Commercial, financial and agricultural	$48,742	44.0%	$45,307	45.6%
Consumer	7,025	6.3	7,260	7.3
Real estate — mortgage	37,573	33.9	34,440	34.6
Real estate — construction	17,528	15.8	12,420	12.5

Total	$110,868	100.0%	$99,427	100.0%

     Loans are a large component of the Company’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; consumer; real estate — mortgage; and real estate — construction. The table above sets forth the loan categories in the portfolio at September 30, 2006 and December 31, 2005. As represented in the table, primary loan growth was in real estate construction loans. Management continues to focus on maintaining strong asset quality as it grows the Bank’s loan portfolio.
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.
     A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.
     The Company’s first mortgage single family residential and consumer loans which total approximately $26,458,000 and $7,025,000, respectively at September 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
     Loans, Continued
     The Bank considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on management’s subjective evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not believed to be in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not believed to be in doubt. At September 30, 2006 the Company had $2,000 of loans on nonaccrual status as compared to $28,000 on nonaccrual as of December 31, 2005.
     Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Bank will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.
     As of September 30, 2006, the Company had impaired loans totaling $60,000. A specific reserve of $6,000 has been established by management related to these loans. The total amount of interest recognized during the nine months ended September 30, 2006 on impaired loans approximated $3,000 and the average recorded investment for the nine months ended September 30, 2006 was $61,000. At December 31, 2005, impaired loans totaled $64,000 and had specific allowance for loan losses of $6,000 allocated. The total amount of interest recognized on impaired loans approximated $4,000 and the average recorded investment was $84,000 for the year ended December 31, 2005. The impaired loans are generally commercial loans and meet the above mentioned criteria of impaired loans. The total value of the collateral securing these impaired loans at September 30, 2006 are approximately $78,000.
     Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2006, totaled $57,000 and $28,000 at December 31, 2005.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
     Loans, Continued
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2006:

	September 30, 2006		December 31, 2005
	(In Thousands)		(In Thousands)
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
Real estate loans	$55	—	$—	25
Installment loans	—	2	—	3
Commercial	—	—	—	—

	$55	2	$—	28

Renegotiated loans	$—		$—

     The allowance for loan losses is discussed under “Provision for Loan Losses”. The Company maintains its allowance for loan losses at an amount considered by management to be adequate to provide for loan losses in the loan portfolio. Since the Bank is a relatively new organization, management has taken what it believes to be a very conservative approach to the allowance for loan losses. Under an agreement with regulators the Bank was required to maintain a minimum ratio of its allowance for loan losses to total loans of 1.25% for the first three years of operations. The restriction was lifted effective December, 2005 and at September 30, 2006 the ratio of the Company’s allowance for loan losses to total loans was 1.17%.
     Essentially all of the Company’s loans originate from Marshall and adjacent counties in Tennessee. The Company seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.
     The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as potential growth areas in its highly competitive markets. The Company seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment. Management has set a goal for loans to approximate 80% of deposits.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
Securities
     Securities totaled $44,006,000 and $36,386,000 at September 30, 2006 and December 31, 2005, and was a primary component of the Company’s earning assets. Restricted equity securities totaled $597,000 and $335,000 at September 30, 2006 and December 31, 2005, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of SFAS No. 115, securities are to be classified in three categories and accounted for as follows:
•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     The Company’s classification of securities as of September 30, 2006 and December 31, 2005 is as follows:

	Available-for-Sale (In Thousands)
	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$31,488	31,048	$21,638	21,225
Mortgage-backed securities	10,523	10,128	12,580	12,180
Collateralized mortgage obligations	308	296	399	385

	$42,319	41,472	$34,617	33,790

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Securities, Continued

	Held-to-Maturity (In Thousands)
	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$2,200	2,137	$2,200	2,138
Mortgage-backed securities	334	322	396	386

	$2,534	2,459	$2,596	2,524

     No securities have been classified as trading securities.
Deposits
     Deposits totaled $146,035,000 and $132,513,000 at September 30, 2006 and December 31, 2005, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
     Management believes Marshall County and the surrounding areas are a growing economic market offering growth opportunities for the Company; however, the Company competes with several other community banks and larger bank holding companies that have bank offices in this area. Even though the Company is in a very competitive market, management currently believes that its market share will be expanded as a result of the fact that the Company is the only locally owned financial institution that offers personalized service. However, no assurance of market growth can be given.
Liquidity and Asset Management
     The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term more liquid earning assets and higher interest expense involved in extending liability maturities.
     The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Liquidity and Asset Management, Continued
     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and managements strategies, among other factors.
     The Company’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source.
     To help fund asset growth and manage rates the Company borrowed $5,000,000 from the Federal Home Loan Bank during the nine months ended September 30, 2006 at a fixed rate of 4.86% maturing January, 2011.
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $497,000 will mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2006, loans of approximately $44.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $45.2 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.
     The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. The Company’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Capital Position and Dividends, Continued
Capital Position and Dividends
     At September 30, 2006 and December 31, 2005, total stockholders’ equity was $13,945,000 and $13,089,000 or 8.4% and 8.9%, respectively, of total assets. During the nine months ended September 30, 2006 shareholders’ equity increased $856,000 resulting from an increase in unrealized losses on available-for-sale securities of $12,000, net earnings of $831,000, proceeds from sale of stock issued pursuant to the exercise of options granted pursuant to the Bank’s stock option plan of $26,000 and $11,000 recognized in relation to stock options.
     The Bank’s principal regulator, the FDIC, have established minimum risk-based capital requirements and leverage capital requirements for the Bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Bank has none, and a part of the allowance for loan losses). In determining risk based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Bank to have a Total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2006, the Bank’s Total risk-based capital ratio was 13.9% and its Tier I risk-based capital was 12.7%. At December 31, 2005, the Bank’s total risk-based capital ratio was 14.6% and its Tier I risk based capital ratio was 13.5%. The required Tier I leverage capital ratio (Tier I capital to average asset for the most recent quarter) for the Bank is 4%. At September 30, 2006, the Bank had a leverage ratio of 8.8%. At December 31, 2005 the Bank had a leverage ratio of 9.5%. The currently planned emphasis is on asset quality and growth in core deposits, both of which are expected to be aided by the large stockholder base.
     On April 26, 2005, management announced that general policy in the future will be to pay a cash or stock dividend up to 25% of prior fiscal year earnings if the Company’s budgeted net earnings are achieved and other liquidity needs do not arise. There are statutory, regulatory and prudential limitations on the payment of dividends by the Company to its shareholders or by the Bank to the Company. Tennessee law restricts the amount of dividends that may be paid by the Company. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Prior regulatory approval must also be obtained before declaring any dividends if the amount of the Company’s capital and surplus is below certain statutory limits. Dividends can also be restricted under federal law, and under state safety and soundness considerations, as a result of a declining or inadequate capital level. Presently, the Company’s capital position would enable it to pay dividends, if the board of directors so determined. Dividends are never assured. As a newly-chartered bank, the Bank was prohibited from paying dividends until December 2, 2005.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Capital Position and Dividends, Continued
     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the nine months ended September 30, 2006, the Bank issued 2,590 shares of its common stock at $10 per share as a result of exercises of stock options. The Bank did not redeem any shares of its voting common stock during the nine months ended September 30, 2006. The Company’s legal ability to redeem shares going forward is limited as well as being subject to Board discretion. During any given period privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value. The Company believes that Marshall County, Tennessee, is the principal market for the Company’s common stock.
     The Company is subject to numerous federal and state laws, rules and regulations, and compliance with these legal requirements is mandatory. One significant and developing area of law involves Homeland Security and the Bank Secrecy Act. The Company currently believes that its systems are adequate to meet its compliance needs with respect to these and other regulations. However, compliance with the Bank Secrecy Act may prove expensive to the Company in the near-term and in the long-term. Current regulatory statements indicate that the cost of non-compliance, even if inadvertent non-compliance, may be significant. Management cannot at this time quantify the costs of compliance or the expense of inadvertent non-compliance.
Off Balance Sheet Arrangements
     At September 30, 2006 the Company had unfunded loan commitments outstanding of $16.8 million and outstanding standby letters of credit of $467,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Subsequent Events
     Following the end of the quarter, the Company’s shareholders approved the formation of a bank holding company at a special shareholders meeting on September 26, 2006 pursuant to which the shareholders of the Company exchanged their shares of Bank Common Stock for shares of common stock in the Company, a recently formed holding company, pursuant to the terms of an Agreement and Plan of Share Exchange dated August 9, 2006, by and between the Company and the Bank. The formation of the holding company was effective as of October 6, 2006.

FIRST COMMERCE BANCORP, INC.
Impact of Inflation
     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations for the period of this report.
Item 3. Controls and Procedures
     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s (now the Company’s) disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Bank’s (now the Company’s) disclosure controls and procedures were effective.
     There were no changes in the Bank’s (now the Company’s) internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Bank’s (now the Company’s) internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          None
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2006.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB, as well as those discussed with respect to dividends in the part of the Bank’s Annual report on Form 10-KSB, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	A special meeting of the Bank’s shareholders was held on September 26, 2006.

(b)	The vote to approve and adopt an Agreement and Plan of Share Exchange by and among First Commerce Bank and First Commerce Bancorp, Inc. as listed in Item 4(c).

(c)	The following tabulation indicates the vote related to Item 4(b).

Number
of
Shares				Broker
Voting	For	Against	Abstained	Non-Votes
964,726	964,626	—	100	—
(d)	Not applicable.

PART II. OTHER INFORMATION, CONTINUED
Item 5. OTHER INFORMATION
(a)	None

(b)	Not applicable.
Item 6. EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE BANCORP, INC.

(Registrant)

DATE: November 14, 2006	/s/ William B. Marsh

William B. Marsh, President and
Chief Executive Officer

DATE: November 14, 2006	/s/ Glenn Hardison

Glenn Hardison, Chief Financial and
Accounting Officer