Form 10KSB
period 2006-12-31
First Commerce Bancorp, Inc.
filed 2007-03-30
CIK 1376627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
FIRST COMMERCE BANCORP, INC.
(Name of small business issuer in its charter)

Tennessee	20-5565433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 North Ellington Parkway
Lewisburg, Tennessee	37091
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (931) 359-4322
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None
Securities registered pursuant to Section 12(g) of the Act:
$1.00 par value common stock
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Issuer’s gross revenues for its most recent fiscal year, were $10,929,000.
The aggregate market value is based upon the Company’s book value ($11.06 per share) inasmuch as the Company’s common stock is not traded in any recognized securities market and its shares are very thinly traded in privately negotiated transactions. No bid or asked prices of such stock are available. The value of the Issuer’s common equity held by non-affiliates as of December 31, 2006, is approximately $11,811,914. The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Issuer are owned by “affiliates,” a status that each such Director and executive officer individually reserves the right to disclaim. This is based on an estimated 1,067,985 shares held by non-affiliates at December 31, 2006. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
The Issuer had 1,310,632 shares of its $1.00 par value common stock outstanding as of March 22, 2007. This is its only outstanding class of common equity.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:
Specified portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC, as set forth in Part III of this Annual Report on Form 10-KSB.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

FIRST COMMERCE BANCORP, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I
Cautionary Warning Regarding Forward-Looking Statements
In this Annual Report on Form 10-KSB and in documents incorporated herein by reference, First Commerce Bancorp, Inc. (the “Company”) may communicate statements relating to the future results of the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe”, “expect”, “anticipate”, “intend”, “estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 6, as well as other portions of this Annual Report on Form 10-KSB, is to provide readers of this Annual Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results. Please refer also to the sections of this Item 1 captioned “Factors That May Affect Future Results of Operations” and “Certain Risks Related to First Commerce Bancorp, Inc.”
ITEM 1. DESCRIPTION OF BUSINESS.
Description of First Commerce Bancorp’s Business
Business Development in the Last Three Years.
The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, that engages in providing a full range of banking services through its banking subsidiary First Commerce Bank (the “Bank”). The Company was incorporated as a business corporation in July 2006 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. On August 9, 2006, the Company and the Bank entered into an Agreement and Plan of Share Exchange pursuant to which the shareholders of the Bank would exchange their outstanding shares of Bank common stock for shares of Company common stock on a one for one basis. In September 2006 the Company received approval from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to consummate the transaction and the transaction closed on October 10, 2006.

At December 31, 2006, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Bank on a consolidated basis.
The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company’s holding company structure provides it with greater flexibility than the Bank would otherwise have relative to expanding and diversifying its business activities through newly formed subsidiaries, or through acquisitions. While management of the Company has no present plans to engage in any other business activities, management may from time to time study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.
The Bank is a commercial bank with deposits insured through the Federal Deposit Insurance Corporation (“FDIC”). The Bank is chartered under the Tennessee Banking Act and it is subject to examination, supervision and regulation by the FDIC and by the Tennessee Department of Financial Institutions. The Bank initially opened for business in December of 2002.
The Bank’s main office is located in Lewisburg, Tennessee, approximately sixty miles south of the state capital of Nashville, Tennessee. The Bank is intended to be operated as an independent, locally-oriented commercial bank, particularly in the Southern Middle Tennessee area. The Bank is committed to providing quality banking services tailored to the needs of consumers in its chosen market area, which consists of Marshall County and contiguous areas. The Bank’s policies and procedures are designed to serve the financial service needs of customers in these various markets.
During the last three years, the Bank continued to focus on developing its financial services business in Marshall County and surrounding areas. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, business executives, professionals and other individuals. The Bank operates with three full-service banking offices located in both Lewisburg and Chapel Hill, Tennessee.
At December 31, 2006, the Company had total earning assets of approximately $165,089,000 and total shareholders’ equity of $14,401,000. The Company reported net earnings of $1,078,000 for fiscal 2006. At December 31, 2006, the Company’s total loans (net of allowance for loan and lease losses of $1,340,000) were $113,083,000 and its total deposits were $153,682,000. As of December 31, 2006, $17,044,000 in bank-owned investment securities were pledged to secure time deposits from governmental units or agencies that require security for their deposits.
The Bank’s deposits are insured by the FDIC as provided by law. As of year end 2006, it has not applied for membership in the Federal Reserve System although the Company is regulated by the Federal Reserve Bank of Atlanta.
The principal executive offices of the Company are located at 500 North Ellington Parkway, Lewisburg, Marshall County, Tennessee 37091, telephone (931) 359-4322. The Company’s web address is www.firstcommercebank.net.
Additional information concerning the general development of the Company’s business in the last three years is set forth as part of Item 6, under the caption “Management’s Discussion and Analysis or Plan of Operation” and in the consolidated financial statements made part of Item 7 (the Consolidated Financial Statements), in this Annual Report on Form 10-KSB as well as in “Business of the Company and the Bank” below in this Item.
Business of the Company and the Bank.
The Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base which consists principally of individuals and small and medium-sized businesses. The Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.
The Company’s primary source of income in 2006 was earnings principally derived from interest income from loans made by the Bank and returns from Bank’s investment portfolio. The Company derived approximately 92.24% of its gross earnings from interest income and approximately 7.76% from fees and other non-interest sources. The availability of funds to the Company is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Marshall County and contiguous areas in Southern Middle Tennessee, but it may elect to branch into other counties and to expand its marketplace.
The Bank engages in a full service commercial and consumer banking business, including the following services:
•	Accepting time and demand deposits,

•	Providing personal and business checking accounts at competitive rates, and

•	Making secured and unsecured commercial and consumer loans.
The Bank’s acceptance of time, demand, and savings deposits includes NOW accounts, money market accounts, regular savings accounts, and certificates of deposit.
The Bank’s lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. The Bank also offers safe deposit boxes of various sizes. The Bank also offers check cards and debit cards. The Bank offers its customers drive-through banking services at its offices and automated teller machines (“ATMs”). The Bank has trust powers and operates a small trust department.
The Bank offers the following support services to make financial management more efficient and convenient for its customers:

•	personalized service	•	automatic bill payment service
•	telephone banking	•	safe deposit boxes
•	night deposit boxes	•	drive-up banking
•	on-line banking	•	U.S. Savings Bonds
•	direct deposit	•	traveler’s checks
For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, and real estate loans of various types. The Bank has a number of correspondent bank relationships, through which the Bank effectively has the capability to offer customers services (especially loans) generally available only from larger financial institutions.

Within its defined service areas, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. The Bank is a relatively small commercial bank in its market area. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most challenging tasks faced by the Bank in particular and the financial services sector in general.
There have been many legislative and regulatory proposals designed to overhaul or otherwise improve the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “USA PATRIOT Act,” and the “Gramm-Leach-Bliley Act of 1999” have been important developments, as summarized below.
The Bank is not dependent upon a single customer or very few customers. The Bank has some concentration in real estate secured lending as well as a geographic concentration in Southern Middle Tennessee, especially in Marshall County. Please refer also to the Consolidated Financial Statements (Item 7) for additional, important information concerning the Company.
Financial Summary of the Company and the Bank
A financial summary of the Company (or prior to 2006, the Bank) is set forth below.
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004,
(Dollars in Thousands Except Per Share Data)

	2006	2005	2004
Total Assets	$174,398	$146,718	$115,873
Total Earning Assets	165,089	138,118	111,549
Deposits	153,682	132,513	102,811
Stockholders’ Equity	14,401	13,089	12,628
Gross Revenues	10,929	7,843	5,253
Interest Income	10,081	7,322	4,949
Non-Interest Income	848	521	304
Earnings Before Taxes	1,687	1,464	950
Net Earnings	1,078	965	837
Basic Earnings Per Share	$0.85	$0.76	$0.67
Diluted Earnings Per Share	$0.80	$0.72	$0.65
Cash Dividends Paid Per Share	$-0-	$0.17	$-0-

In 2006, the Company paid a 2% stock dividend, with cash being paid in lieu of fractional shares.
Financial Comparison of 2005 and 2006
A financial summary of the Company (and prior to 2006, the Bank) is set forth below for the period January 1, 2005 through December 31, 2006 (amounts are rounded).
FOR THE YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share Data)

			Percentage Increase
	2006	2005	from 2005 to 2006
Total Assets	$174,398	$146,718	18.87%
Total Earning Assets	165,089	138,118	19.53%
Net Loans	113,083	98,230	15.12%
Deposits	153,682	132,513	15.98%
Stockholders’ Equity	14,401	13,089	10.02%
Gross Revenues	10,929	7,843	39.35%
Interest Income	10,081	7,322	37.68%
Non-Interest Income	848	521	62.76%
Earnings Before Taxes	1,687	1,464	15.23%
Net Earnings	1,078	965	11.71%
Basic Earnings per Share	$0.85	$0.76	11.84%
Diluted Earnings per Share	$0.80	$0.72	11.11%
Please refer also to the Consolidated Financial Statements (Item 7) for additional, important information concerning the Company.

Capital Requirements Applicable to the Company and the Bank
The Company and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. The Company’s and the Bank’s capital ratios at December 31, 2006 were:

	Capital Level Meeting
	Regulatory Definition of
	“Well Capitalized”	Company	Bank
Tier I Ratio	4.0%	12.5%	12.5%
Total Risk-Based Ratio	8.0%	13.6%	13.6%
Leverage Ratio	4.0%	8.6%	8.6%
Based solely on its analysis of federal banking regulatory categories, the Bank appears to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. The Bank recognized that rapid growth required additional capital in excess of retained earnings. As a result, the Bank sold new shares in 2006 as described elsewhere in this document. See Note 13 to the Company’s Consolidated Financial Statements (Item 7). See also “Supervision and Regulation — Capital Adequacy” and “- Prompt Corrective Action,” below.
Efficiency
Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. Fifty percent (that is, $.50 for each $1.00 of revenue generated) is considered by some to be a standard by which a financial organization’s “efficiency” can be measured. The Bank calculates this ratio by dividing non-interest expense by the sum of net interest income and non-interest income. For 2006, as published in the Uniform Bank Performance Report for the Bank, which is produced by the Federal Financial Institutions Examination Council, the Bank’s efficiency ratio was 68.38 for 2006, compared to 65.62 for 2005 and 66.95 for 2004. Because the Bank is operated on the principle of community bank levels of service, it is likely that money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Bank. In order to compete more effectively against larger commercial banks and thrifts, the Bank has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, the Bank remains committed to aggressively managing its costs within the framework of its own business model.
Please refer to Note 13 to the Consolidated Financial Statements for additional information on the Bank’s capital position. The Bank presently believes that it has sufficient capital to support its growth plans, but it is always cognizant of the need to be alert to capital trends and developments.
Subsidiary
The Bank has one wholly-owned subsidiary, a Tennessee corporation known as First Commerce Mortgage Company, which provides mortgage-loan services to the Bank and to customers.
Services To and Transactions with Affiliates
Transactions between the Bank and its present or future affiliates (including the Company and any future subsidiaries) are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Bank can provide its affiliates and any future subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Bank may elect to charge a fee for these services from time to time. The responsibility for the management of any such future affiliates, however, will remain with each such entity’s board of directors (or other governing body) and with the officers elected by each entity’s board. Please also refer to Note 2 of the Consolidated Financial Statements for information concerning loans to directors and executive officers and their interests.
Expansion Strategy
The Company will continue to focus on expansion through internal organic growth. However, the Company becomes aware from time to time of opportunities for growth through acquisition. The Company’s philosophy in considering such a transaction is to evaluate the acquisition for its potential to bolster the Company’s presence in its chosen markets as well as for long-term profitability. Ultimately, the purpose of any such acquisition should be to enhance long-term shareholder value.
Supervision and Regulation
The Company and the Bank are each subject to extensive supervision and regulation by federal banking agencies. The Bank’s operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the Company and the Bank. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company and the Bank are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission (“SEC”), the Board of Governors of the Federal Reserve System, the Tennessee Department of Financial Institutions and the FDIC. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company and the Bank.
General
In the following sections, we will briefly review matters related to the Company and the Bank, to federal and state regulation of the Company and the Bank, to payments of dividends, to capital and prompt corrective actions, and to other matters related to the Company’s and the Bank’s operations. All of these discussions are meant to be informative but not to be exhaustive or comprehensive, or to constitute legal advice about any aspect of the Company’s and the Bank’s businesses.
Among other things, federal and state laws regulate the Company’s and the Bank’s corporate governance, each of their investment authority, manner of doing business, employment practices, community reinvestment obligations, consumer privacy policies and procedures, relationship with each of their affiliates, ability to merge with, acquire, or be acquired by other entities, requisite minimum capital and the forms of capital, payment of dividends or other distributions, the types of businesses in which they may engage, and many other aspects of their business.
Bank Holding Company Regulation
The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine non-bank subsidiaries the Company may acquire.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has no present plans to become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by the GLB Act. The GLB Act also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.
The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions”, which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.
The BHC Act permits acquisitions of banks by bank holding companies, such that Mountain National and any other bank holding company located in Tennessee may now acquire a bank located in any other state, and any bank holding company located outside Tennessee may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Under Tennessee law, in order for an out-of-state bank or bank holding company to establish a branch in Tennessee, the bank or bank holding company must purchase an existing bank, bank holding company, or branch of a bank in Tennessee which has been in existence for at least three years. De novo interstate branching is permitted under Tennessee law on a reciprocal basis. The Bank is eligible to be acquired by any bank or bank holding company, whether inter-or intrastate, since it has now been in existence for three years.
Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.
Bank Regulation
The Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is chartered under the laws of the State of Tennessee but it has chosen not to be a member of the Federal Reserve System. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured, as provided by law, by the FDIC through the Bank Insurance Fund. The Bank is subject to supervision, regulation, and examination by the FDIC and also by the Tennessee Department of Financial Institutions. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
Strict compliance at all times with state and federal banking laws, as well as other laws, is and will continue to be required. The Bank believes that the experience of its executive management will assist it in its continuing efforts to achieve the requisite level of compliance. Certain provisions of Tennessee law may be preempted by existing and future federal laws, rules and regulations and no prediction can be made as to the impact of preemption on Tennessee law or the regulation of the Bank thereunder.
Among those items mentioned above, federal and state laws regulate the Bank’s lending authority, the interest rates and fees it may charge, its manner of doing business, its consumer privacy policies and procedures, its credit-reporting activities, its relationship with the Company and its other affiliates, and its ability to branch.
Payment of Dividends
Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available for dividends. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, and other factors deemed relevant by the Company’s board of directors. In order to pay dividends to shareholders, the Company must receive cash dividends from the Bank. As a result, the Company’s ability to pay future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds.
Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Department of Financial Institutions. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. Lastly, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company can declare and pay to its shareholders in the future.
In 2005, the Bank paid its first cash dividend of $.17 per share. In 2006, the Company paid a stock dividend of 2% with cash paid for fractional shares. The Company could in the future elect to pay or not to pay cash or stock dividends in 2007 or in later years if so determined by its board of directors based on factors such as regulatory and working capital needs, asset growth, and results of operations. The payment of dividends by the Company may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action” in this Item 1 and the discussion of “Dividends” in Item 5.
Tennessee Banking Regulation
The Bank is incorporated under the banking laws of the State of Tennessee. As such, the Bank is subject to a myriad of state banking and corporate laws, and to supervision, regulation and examination by the Tennessee Department of Financial Institutions, although such regulation and examination is for the protection of the banking system and not for the protection of shareholders or any other investors. The Bank files periodic reports with the Tennessee Department of Financial Institutions concerning, among other things, its activities and financial condition.
Tennessee statutes regulate a variety of the banking activities of the Bank including required reserves, investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under Tennessee law, a state bank is prohibited from lending to any one person, firm or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the Bank’s board of directors or finance committee (however titled), the Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts. The Bank must obtain the prior approval of the Commissioner of the Tennessee Department of Financial Institutions (the “Commissioner”) for a variety of matters. These include branching, mergers, acquisitions, issuances of preferred stock, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the Banks’ operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Adequacy.”
Under the Tennessee Banking Act, each Bank director must, during each director’s whole term of service, be a citizen of the United States. A majority of the directors must reside in a state in which the Bank has a branch location or within one hundred (100) miles of the location of any branch, both for at least one (1) year immediately preceding their election and during their term of service as a director.
As noted above, Tennessee law restricts the amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits. Please refer to the discussion of “Dividends” in Item 5.

Subject to certain exceptions and the ultimate impact of the federal Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least three years. Notwithstanding the above-described prohibition(s), a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least three years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least three years may be acquired, under certain circumstances, by banks and bank holding companies from inside or outside Tennessee. First Commerce Bank has been in operation more than three years and is no longer subject to this statute. Acquisitions are subject to the approval of the Commissioner, the FDIC, and the Federal Reserve based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the Tennessee Department of Financial Institutions and the FDIC pursuant to certain state and federal law requirements.
Regulation by the FDIC
The FDIC is the Bank’s primary federal regulator. The Bank is subject to supervision, examination and regulation by the FDIC. However, such supervision, examination and regulation is intended to protect the deposit insurance funds managed by the FDIC and not to protect shareholders of or other investors in the Bank. It is intended that the Bank’s deposit accounts will always be insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank files and will continue to be required to file reports with the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. The Federal Deposit Insurance Act serves to limit the amount of dividends payable by the Bank. See “Payment of Dividends.”
The deposits of the Bank are insured to a maximum of $100,000 per depositor, subject to certain aggregation rules that can have the effect of limiting the amount of deposit insurance coverage. This level has been raised to $250,000 for certain types of accounts, especially for Individual Retirement Accounts. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund, and the Savings Association Insurance Fund), are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank’s deposits are insured under the Bank Insurance Fund. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay a premium for deposit insurance on insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis.
The FDIC has adopted regulations under the Federal Deposit Insurance Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2006, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank. At December 31, 2006, the Bank was not dependent on brokered certificates of deposit for a material portion of its funding. The Bank had $5,000,000 of outstanding borrowings at the Federal Home Loan Bank at December 31, 2006. See Note 7 to the Consolidated Financial Statements (Item 7).

Capital Adequacy
The Federal Reserve and the FDIC have adopted risk-based capital guidelines for banks and bank holding companies. These regulations expressly apply to the Company and the Bank. The minimum guideline for the ratio of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock, and a limited amount of loan loss reserves. (The Company’s and the Bank’s capital ratios are presented in tabular format in this Item 1 under “Capital Requirements.”)
In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines for bank holding companies and banks, which also apply to the Company and the Bank. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 4% for banks that meet certain specific criteria, including having the highest regulatory rating. All other banks generally are required to maintain a Leverage Ratio of at least 4%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve and the FDIC have indicated that each will consider a tangible Tier 1 Capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.
The FDIC and the Federal Reserve have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The Bank is not required to make any allocation of capital under these rules.
Management believes that each of the Company and the Bank was in compliance with applicable minimum capital requirements as of December 31, 2006. Failure to meet capital guidelines could subject the Company and the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on each’s business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action.”
The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and the Bank. There is ongoing study, discussion and regulatory debate about international capital standards known as the Basel Accords. See “Capital Adequacy Developments,” below. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. The Bank does not anticipate that these changes will adversely affect it. The Company believes that its and the Bank’s capital position are each adequate and that each meets all applicable federal capital standards.
Please refer to Items 6 and 7 of this Annual Report on Form 10-KSB for additional information about the Company’s and the Bank’s capital position, needs, and uses.

Prompt Corrective Action
The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
The Federal Deposit Insurance Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within ninety days of the date on which they become critically undercapitalized.
As set forth above under “Capital Requirements” in this Item 1, the Company believes that, as of December 31, 2006, the Company and the Bank had sufficient capital to qualify as “well capitalized” under applicable regulatory capital categories.
General Regulatory Considerations
FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

FIRREA. In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989. That statute, called FIRREA, provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The banking regulators have not been reluctant to use the new enforcement authorities provided under FIRREA. Further, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.
The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.
The Community Reinvestment Act. The federal law known as the Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
A bank’s compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, the Bank was rated at least “satisfactory.”
Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Capital Adequacy Developments
In June of 2004, the Basel Committee on Banking Supervision released its document entitled “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.” This framework is customarily referred to as “Basel II.” It represents the work of the Basel Committee, in which American bank and thrift regulatory agencies have actively participated. The goal of Basel II is to improve the consistency of capital regulations internationally, to make regulatory capital more risk sensitive, and to promote enhanced risk-management practices among large, internationally active banking organizations.
Based on the issuance by the Basel Committee, the federal agencies have begun to develop proposed changes in their existing risk-based capital adequacy regulations. The regulators anticipate that a small number of large, internationally active U.S. banking institutions would actually be mandated to apply Basel II at this time. Those organizations would use only the most advanced approaches for determining their risk-based capital requirements. Other American financial institutions would have the option to use, or not use, the advanced approaches. Notwithstanding Basel I, American banking institutions continue to be subject to the leverage capital ratio requirement under existing regulations. The “Prompt Corrective Action” requirements remain in effect as well. See “Prompt Corrective Action.”
The federal regulators have announced that they have developed a comprehensive plan to incorporate the advanced risk and capital measurement methodologies of Basel II into their regulations and supervisory guidance applicable to U.S. Banks. This plan is expected to ensure that U.S. implementation efforts are consistent with the expectations of Basel II.
The federal bank regulators continue to study the need for and probable impact of Basel II on bank capital levels for banks organized in the United States. Basel II is not expected to have any immediate impact on the Bank. However, any developments related to capital adequacy can eventually have an impact on the Bank.
Financial Services Modernization Act
The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) became law on November 12, 1999. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Financial Services Modernization Act is also known as the “Gramm-Leach-Bliley Act of 1999.”
The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its or the Bank’s operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the Company may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company. The Company cannot predict the potential effect that the act will have on its business and operations, although the Company expects that the general effect of the act will be to increase competition, and possibly to encourage further consolidation, in the financial services industry generally.
USA PATRIOT Act
After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA PATRIOT Act.” Title III of the Act requires financial institutions, including the Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.
The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA PATRIOT Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.
The federal Treasury Department has issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.
The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by United States financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.
The Bank believes that its systems and procedures accomplish compliance with these requirements. This law and the related regulations impose some continuing costs on the Bank.
Competition
The Bank operates in a highly competitive environment. The Bank is a relatively small commercial bank that competes for business with many far-larger organizations. The Bank must compete with bank holding companies, commercial banks, savings and loan associations and other thrift institutions, credit unions, brokerage and investment banking firms, money market and other mutual funds for deposits, and other sources of funds. In addition, they compete with a variety of other financial services firms, such as finance companies, mortgage loan companies, leasing companies, merchant banks, insurance companies and insurance companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks. Thus, the Bank competes with businesses that do not have either the direct or indirect costs imposed by federal and state regulation, and thus which may have a competitive advantage over it. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications, processes and costs as is the Bank.
The principal geographic area of the Bank’s operations encompasses Marshall County, and other areas of Tennessee contiguous to Marshall County. In this area, there are six commercial banks and other financial institutions operating eleven offices and branches (exclusive of free-standing ATM’s) and holding an aggregate (reportedly) of approximately $419 million in deposits as of approximately June 30, 2006 (based on data published by the FDIC). The Bank competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including financial institutions with national and regional scope, as well as with a variety of other local banks, financial institutions, and financial services companies.
To compete with major financial institutions in its service area, the Bank relies, in part, on specialized services, on a high level of personalized service and intensive customer-oriented services, local promotional activity, and personal contacts with customers by its officers, directors, and employees. For customers whose loan demands exceed the Bank’s lending limit, the Bank seeks to arrange for loans on a participation basis with correspondent banks. The Bank also assists customers requiring services not offered by the Bank in obtaining those services from its correspondent banks or other sources. Due to the intense competition in the financial industry, the Bank makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.
Personnel
At year-end 2006, the Company employed 41 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Company, as is a 401(k) profit-sharing plan adopted by the Company as are certain benefit plans (described elsewhere herein) adopted by the Company and the Bank. The Company considers employee relations to be satisfactory.
Economic Conditions and Governmental Policy; Laws and Regulations
The Company’s profitability is primarily dependent on interest rate differentials and non-interest income. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to the Bank’s borrowers, together with securities held in the Bank’s portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the Company cannot be predicted by the Company.
The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussion and Analysis of Financial Condition or Plan of Operation, changes in interest rates effected by the Federal Reserve can have a material impact on the Bank. For example, the impact can be to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.
The Company and the Bank are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including the Tennessee Department of Financial Institutions, the FDIC and the Federal Reserve Board. Regulatory policies, examinations and initiatives impose costs on the Company and the Bank and influences each’s internal governance and operations.
From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business — Supervision and Regulation.”
Environmental Matters
The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and the Bank’s activities. However, such laws may from time to time affect the Company in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.
Dependence Upon a Single Customer
The Bank’s principal customers are generally located in the Middle Tennessee area with a concentration in Marshall County, Tennessee. The Bank is not dependent upon a single customer or a very few customers. However, a substantial percentage of the Bank’s total loans is secured by real estate, most of which property is located in Marshall County, Tennessee. Accordingly, the Bank has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
Line of Business
The Company’s principal business is the operation of a commercial banking business in a micropolitan and rural community bank environment. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company derived 100% of its total operating income from the Bank’s commercial banking business in 2006. Please refer to the Management’s Discussion and Analysis or Plan of Operation and to the Notes to the Consolidated Financial Statements for additional information about the Company’s and the Bank’s business activities.
Off-Balance Sheet Financing
The Bank’s off-balance sheet financing (such as unfunded lines of credit and outstanding standby letters of credit) is undertaken in the normal course of its banking business and is discussed in Management’s Discussion and Analysis or Plan of Operation (Item 6) Note 11 to the Consolidated Financial Statements.
Factors That May Affect Future Results of Operation
The following risks focus on the Company and the Bank. In addition to the other information contained in this document, the following risks may affect the Company and the Bank. If any of these risks occurs, the Company’s business, financial condition or operating results could be adversely affected.

The Company’s financial performance and profitability will depend on its ability to execute its corporate growth strategy and to manage recent and anticipated future growth. The Company’s success and profitability depend on its ability to maintain profitable operations through continued implementation of its community banking philosophy which emphasizes local focus, local knowledge and insight, accessibility and continuity of management, personal service and customer attention.
Changes in market interest rates may adversely affect the Company’s earnings. Interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings, and thus directly impact bank earnings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. The Bank will typically have to structure its interest rate strategy in such a way that movements in rates up or down could have either a positive or negative impact on its earnings. Although management believes that it can successfully manage interest rate risk, and interest rate sensitivity, investors must realize that significant fluctuations and/or changes in interest rates may have an adverse effect on the Bank’s business, financial condition and results of operations from time to time.
The Company’s focus is on Marshall County and contiguous areas in Southern Middle Tennessee. Thus, economic conditions in this part of Tennessee could adversely affect its operations. This is true because the Company’s operations will be centralized and focused on this relatively narrowly defined geographic area. As a result of this geographic concentration, the Company’s operating results depend largely upon economic conditions in these areas. A deterioration in economic conditions in these market areas, particularly in the real estate, construction, or light industrial sectors in which this area is heavily invested, could have a material adverse impact on the quality of the Company’s loan portfolio and on the demand for the Company’s products and services, which in turn can be expected to have a negative, and perhaps material adverse, effect on results of operations of the Company.
As discussed above, the Company and the Bank are each subject to government regulation that could limit or restrict each’s activities. In turn, this could adversely impact operations. The financial services industry is regulated extensively. These regulations can sometimes impose significant limitations on Company operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s results to differ materially from those anticipated by the directors. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank. The ultimate impact of financial institution affiliations under recent federal legislation (called the Financial Services Modernization Act), and other aspects of that law, cannot yet be predicted but could adversely affect the Bank.
Competition may negatively affect the Company’s performance. The financial services business in the Company’s market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company will face extensive competition both in attracting deposits and in making loans. The Company will compete for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s projected growth and its market share or cause the prices (or margins) charged or chargeable by the Company for products and services to fall. Thus, results may differ from those projected depending upon the nature or level of competition, and they can be expected to vary from time to time.
If a significant number of the Company’s borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will almost certainly sustain losses. The Company will adopt underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect consolidated results of operations. In the banking business, loan and lease losses are a cost of doing business that negatively affect earnings.

Selected Financial Data and Statistical Information
Certain selected financial data and certain statistical data are set forth as part of Appendix F immediately following the Consolidated Financial Statements in Appendix F. This information should be read in conjunction with Item 6, “Management’s Discussion and Analysis or Plan of Operation.”
Certain Risk Factors Related to the Company
The following are certain risks that management believes are specific to our business. The following discussion should not be viewed as an all inclusive list or to be prioritized in any particular order. The following discussion is intended to focus on risks that we believe relate to our business as a community bank in the Marshall County, Tennessee market area (the “Marshall County Market”).
Future loan losses may exceed our allowance for loan losses.
We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas, or a rapid change in interest rates, could have a negative effect on collateral values and borrowers’ ability to repay. Any significant deterioration in local, regional, national or international economic conditions could result in the Company sustaining losses in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income. Please refer to the Company’s Consolidated Financial Statements for more information about the Company’s loans, deposits, and other financial information.
Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.
Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key components of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. In general, we plan and budget to anticipate interest rate fluctuations. However, rapid changes or volatility in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and could be expected to lead to slower loan growth and increases in troubled loans. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See the our Consolidated Financial Statements in Item 7.
Slower than anticipated growth in new product and service offerings could result in reduced net income.
We rely substantially on providing cost-effective, user-friendly products and services and have placed great emphasis on expanding our branch network and product offerings in strategic new locations. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both capital and staff. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations. Although we believe that we will benefit from our branching plan in the long term, there can be no assurance that all branches will be profitable or that they will become profitable in the time frame that we budget for. In addition, Marshall County, Tennessee, has witnessed a number of industrial plant closings in recent years that could make the local economy less attractive than we anticipate.

The shares of our common stock are not listed or traded on any recognized or established securities market, thus potentially reducing the marketability of the stock.
Our shares are not listed or traded over-the-counter or on any other established securities market. Most transactions in our common stock are privately negotiated trades, and the shares are very thinly traded. These factors can reduce the marketability of our shares and this lack of obvious liquidity can produce downward pressure on the stock price. Even under circumstances where we would not be prohibited from purchasing our own stock from our shareholders, we have no present intention of redeeming our own shares, thereby further restricting marketability.
The financial services industry is very competitive in general and it is extremely competitive in the Marshall County Market.
In general, we need to attract stable deposits at the lowest possible average cost. We must then lend or invest those deposits at a profit. We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. In the Marshall County Market, our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than we have and some may operate with significantly less regulatory expense or restriction.
We have a concentration of our assets in commercial real estate in the Marshall County Market.
Our principal customers are generally located in the Southern Middle Tennessee area with a concentration in Marshall County and surrounding counties in Tennessee. A substantial percentage of our loans is secured by real estate, most of which property is located in Marshall County. A downturn or slow down in the market for such real estate could significantly and negatively affect the quality of our assets and reduce our anticipated earnings.
Reputational risk is inherent in the financial services business, especially in community banking.
We are dependent on maintaining public respect and trust. It is also important to us to demonstrate consistently our commitment to our communities, and to earn our reputation as a trustworthy, community oriented financial institution. Our ability to conduct and grow our businesses, and to obtain and retain customers, is extremely dependent upon external perceptions of our business practices and our financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our own practices and how those practices are perceived and understood by others. Derogatory press reports or negative perceptions regarding the practices of our competitors, or the commercial banking industry, also may adversely affect our reputation. In addition, adverse perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Damage to our reputation could hinder our ability to access the capital markets, could hamper our ability to attract new customers and retain existing ones, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk. As with all other risks, we actively devote significant resources to safeguard our reputation. Our executive management is charged with monitoring and safeguarding our reputation.
An inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.
We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

We are subject to extensive regulatory requirements and restrictions.
Compliance with state and federal banking laws have and will continue to have a material effect on our business and operations. Our future operation will at all times be subject to state and federal banking laws, rules, regulations and procedures. Consistent with the public policy inherent in those laws to protect the financial stability of the banking system, and consumer and commercial confidence in that system, we will be required to adhere strictly to all such laws, rules, regulations, and procedures. Depository financial institutions in general, and commercial banks in particular (like our bank), continue to be heavily regulated as to both the types and quality of the businesses in which they may engage. Although these regulations impose costs upon these institutions, including our bank, they should not be assumed to be a protection for any particular shareholder or for shareholders as a group. These regulations may change rapidly and unpredictably. See “Item 1 — Supervision and Regulation.”
Our charter and bylaws contain some “anti-takeover” provisions.
Our charter and bylaws contain certain provisions that may deter an attempt to change or gain control of us. As a result, our shareholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. See Item 5 — “Market for Common Equity and Related Stockholder Matters,” Item 1 — “Supervision and Regulation,” Exhibit 3.1 (Charter of First Commerce Bancorp, Inc.), and Exhibit 3.2 (Bylaws of First Commerce Bancorp, Inc.).
Our charter and bylaws govern voting rights and the ability to call special meetings of the shareholders.
Subject to the Control Share Act provisions of our charter, the holders of common stock are entitled to one vote per share on all matters presented for a shareholder vote. Cumulative voting for the election of members of the board of directors is not authorized. Accordingly, no one shareholder should expect to be able to control the Bank or to be able to elect one or more directors. Moreover, it takes the action of seventy percent (70%) of the shareholders to call a special shareholders meeting, thus limiting the ability of shareholders to call special meetings.
Our charter also requires that certain charter provisions may be amended only by a vote of at least seventy percent (70%) of the outstanding shares. These provisions include the authorized number of shares available for issue, the provisions related to the Control Share Act, and the indemnification provisions, among others.
Our charter and bylaws provide that we shall be subject to the Tennessee Control Share Acquisition Act, T.C.A. §§48-103-301, et seq., (the “Control Share Act”) as to the ability of a shareholder or “group” to vote more than 10% of our common stock. (A “group” is, essentially, two or more persons or entities acting in concert, in alliance, or tacitly towards a common goal — typically, being the goal of taking control of the board of directors — or certain persons under common control.) This means that a shareholder or group would have to obtain the approval of the shareholders as described in the Control Share Act in order to be permitted to vote the shares in excess of 10% of the our issued and outstanding shares.
Voting rights may be affected by any issue of preferred stock, which we may issue without shareholder approval. See “The Company’s Preferred Stock” in Item 5.
Our rapid growth can require us to raise additional capital.
In recent times, some of the new banks in Tennessee have grown rapidly, frequently outpacing their mandated capital levels. During 2005 and 2006, the Bank grew rapidly. No assurance can be given that the Bank can raise any required capital or that it could in the future raise needed additional capital in any particular time period (if at all), or that there will be sufficient earnings to support future growth. Management believes that our growth can be appropriately constrained, as necessary, to maintain an adequate capital position. See “Capital Adequacy” in Item 1.
There are legal restrictions on our and the Bank’s ability to pay dividends.

The Company derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions. In addition, the Federal Reserve may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future. See Item 1 — “Supervision and Regulation - Payment of Dividends.” Dividends may be affected by any issues of preferred stock. See “The Bank’s Preferred Stock” in Item 5.
Our shares are not insured.
Unlike bank deposits, an investment in the Bank’s common stock is not insured by the FDIC or any other agency, person or entity. The shares are not deposits.
Where to Find Additional Information
Shareholders may obtain copies of the Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, by sending a written request addressed to Mr. Glenn Hardison, Investor Services, First Commerce Bank, 500 North Ellington Parkway, Lewisburg, Tennessee 37091. We also post these reports on our website at www.firstcommercebank.net. However, even though we make reference to our website address in this Annual Report on Form 10-KSB, it is intended as a textual reference only and the information in or referenced by the website is not incorporated by reference herein or in any other filing made by the Company under the Securities Exchange Act.
ITEM 2. DESCRIPTION OF PROPERTY.
Offices and Properties
We currently operate three offices, one of which is the Bank’s main banking office and two of which are full-service branch-banking offices. Two of the full-service offices are located in Lewisburg and one is located in Chapel Hill, Tennessee. All offices are owned by the Bank. The following table shows the location of the offices:

Use of Property	Property Location and Ownership
Main Office of the Bank	500 North Ellington Parkway
Lewisburg, Tennessee 37091

Cornersville Road Office	701 Cornersville Road
Lewisburg, Tennessee 37091

Chapel Hill Office	4650 Nashville Highway
Chapel Hill, Tennessee 37034
The Bank has four ATM’s.
In the judgment of the Company’s management, the facilities of the Bank are generally suitable and adequate for their current and reasonably foreseeable needs. New office sites will likely be considered from time to time, but none are currently in planning.
There are no material encumbrances on any of the properties owned by the Bank.
Additional information relating to properties is set forth in Note 5 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference to Item 7 of this Annual Report on Form 10-KSB.
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of business, the Company and its subsidiaries, including the Bank, may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2006, against the Company or any of its subsidiaries other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of its property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or any of its subsidiaries from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.
Additionally, the Company and the Bank, which are regulated by federal and state regulatory authorities, are the subject of regularly conducted and special examinations, reviews and investigations performed by such regulatory authorities and by law enforcement agencies. The Company and the Bank may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
There is no established market for the Company’s common stock and trading, if any, is very thin. The Company has no “trading symbol” and it is not listed on any exchange known to management. Many transactions are believed to be privately negotiated. Management believes that Southern Middle Tennessee, especially Marshall County, is the principal market area for the common stock. The following table sets forth the high and low sales prices per share of the common stock for each quarter of fiscal 2005 and 2006. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below.
The following table shows quarterly high and low trade prices for the Bank’s (prior to October 6, 2006), and the Company’s (after October 6, 2006) common stock as reported to the Bank and Company:

	High Price	Low Price
Calendar Quarter	Per Share	Per Share
2006
First Quarter	$26.00	$26.00
Second Quarter	27.00	26.00
Third Quarter	27.00	27.00
Fourth Quarter	27.00	27.00

2005
First Quarter	$22.00	$22.00
Second Quarter	30.00	22.00
Third Quarter	25.00	25.00
Fourth Quarter	26.00	25.00
There is a limited public trading market for our common stock. Because of the typically small volume of trading and the fact that those closely affiliated with us may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the common stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above. The prices shown are significantly above the 2006 year-end book value of $11.06 per share.
The number of record holders, including those shares held in “nominee” or “street name,” of our common stock at March 22, 2007 was approximately $1,067.
The Company paid a stock dividend in the fourth quarter of 2006 amounting to 2 shares for each 100 shares owned with cash paid for fractional shares. In 2005, the Bank, paid a cash dividend of $0.17 per share in the fourth quarter. The Company expects to continue a dividend policy of paying a stock dividend at least for fiscal year 2007 and, assuming continued growth consistent with historical experience, it is currently expected that the Company would continue its strategy indefinitely. However, the Company could in the future elect to pay cash dividends in 2007 or in later years if so determined by its board of directors based on factors such as regulatory and working capital needs, asset growth, and results of operations and the Company can provide no assurance that it will continue to pay cash or stock dividends nor can it provide any certainty on the amount of dividends that it may pay.
The ability of the Company to pay dividends is limited by Tennessee law. Because substantially all of the Company’s operations are conducted through the Bank, the Company’s ability to pay cash dividends also is dependent on the Bank’s ability to pay a cash dividend to the Company. Tennessee law further restricts the timing and amount of dividends that may be paid by a Tennessee banking corporation such as the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits.
Any dividends that may be declared and paid by the Company will depend upon its earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.
The payment of dividends by the Bank, as with any federally regulated commercial bank, is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of “Supervision and Regulation — Payment of Dividends” and “- Capital Adequacy” set forth in Item 1 of this Annual Report on Form 10-KSB, to Item 6 of this Annual Report on Form 10-KSB (“Management’s Discussion and Analysis of Financial Condition or Plan of Operation”), and to Item 7 (Consolidated Financial Statements).
As described in the Company’s Current Report on Form 8-K12G3 filed with the SEC on October 10, 2006, the Company acquired all of the outstanding shares of the Bank’s common stock on October 6, 2006. By virtue of this transaction, all of the Bank’s outstanding capital stock was converted, on a share-for-share basis, into capital stock of the Company, and the Company became the sole shareholder of the Bank. As a result, each shareholder of the Bank became the owner of an identical number of shares of common stock of the Company. Additionally, the Company assumed the Bank’s 2002 Stock Option Plan (the “Plan”) and the awards outstanding thereunder such that each outstanding option to purchase shares of the Bank’s common stock now constitutes an option to purchase, upon the same terms and conditions, an identical number of shares of the Company’s common stock.
The total number of shares issued in the transaction was 1,274,538. These shares, which were not registered under the Securities Act, were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(12) of the Securities Act, as each shareholder of the Bank received securities of the same class, evidencing the same proportional interests in the Company and having substantially the same designations, rights, powers, preferences, qualifications, limitations and restrictions, as those that the shareholder held in the Bank. In addition, the provisions of the charter and bylaws of the Company are substantially identical to those of the Bank and the designations, rights, powers and preferences of the capital stock of the Company and the qualifications, limitations and restrictions thereof are substantially identical to those of the Bank’s capital stock immediately prior to the consummation of the transaction.
The Company did not repurchase any of its shares in the fourth quarter of 2006.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Forward-looking Statements
Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, projects, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ materially from the results anticipated, include (without limitation) economic and social conditions, competition for loans, mortgages, deposits and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services cannot be predicted, and because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-KSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.
The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.
General
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on October 6, 2006. The Bank is a state chartered bank which began operations on December 2, 2002. The Bank operates as a full-service community bank chartered under the laws of the State of Tennessee with deposits insured through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (FDIC). It has elected not to apply for membership in the Federal Reserve System. The Bank offers a wide range of banking services including checking, savings, money market accounts, certificates of deposits and loans for consumers, commercial and real estate purposes. The Company is subject to regulation, supervision, and examination by the Tennessee Department of Financial Institutions and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders. The area served by the Company is Marshall and adjacent counties of Middle Tennessee. Services are provided at the main office in Lewisburg, Tennessee, a branch in Lewisburg, Tennessee and a branch in Chapel Hill, Tennessee. In addition, the Bank has a wholly-owned subsidiary, First Commerce Mortgage Company, Inc.
The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as potential growth areas in its highly competitive markets. The Company seeks to build a loan portfolio which is capable of adjusting to changes in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industry segment.
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the annual consolidated financial statements filed in conjunction with the Company’s Annual Report on Form 10-KSB for 2006, 2005 and 2004.
Formation of Holding Company
On October 6, 2006, the Company consummated its acquisition of 100% of the outstanding shares of the Bank’s common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of August 9, 2006, by and between the Company and the Bank. In connection with the Share Exchange, the holders of Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock and the Company assumed the Bank’s 2002 Stock Option Plan (“the Plan”) and all of the outstanding options issued pursuant to the Plan. Following consummation of the Share Exchange, the Company became a bank holding company registered under the Bank Holding Company Act of 1956, as amended and as a result is subject to regulation by the Board of Governors of the Federal Reserve Bank.
Critical Accounting Policies
The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL), we have made judgments and estimates which have significantly impacted our financial position and results of operations.
Our management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally single family residential and consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.
We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review and the finance committee of our board of directors review the assessment prior to the filing of financial information.
Results of Operations
The Company had earnings of $1,078,000, $965,000 and $837,000 for the years ended December 31, 2006, 2005 and 2004, respectively, an increase of $113,000 or 11.7% and $128,000 or 15.3%, respectively. For the years ended December 31, 2006, 2005 and 2004 net interest income totaled $5,019,000, $4,363,000 and $3,285,000, respectively, non-interest income totaled $848,000, $521,000 and $304,000, respectively, the provision for loan losses totaled $168,000, $215,000 and $236,000, respectively, and non-interest expenses totaled $4,012,000, $3,205,000 and $2,403,000, respectively. The increased earnings for the years 2006 and 2005 are primarily a result of growth in the Company. On a per share basis the net earnings for the year ended December 31, 2006 resulted in basic earnings per common share of $.85 and diluted earnings per common share of $.80, respectively. On a per share basis the net earnings for the year ended December 31, 2005 resulted in basic earnings per common share of $.76 and diluted earnings per common share of $.72, respectively. On a per share basis the net earnings for the year ended December

31, 2004 resulted in basic earnings per common share of $.67 and diluted earnings per common share of $.65, respectively.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the years ended December 31, 2006, 2005 and 2004, respectively, was $10,081,000, $7,322,000 and $4,949,000, an increase of $2,759,000, or 37.7%, and $2,373,000, or 47.9%, for 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004 total interest expense was $5,062,000, $2,959,000 and $1,664,000, an increase of $2,103,000, or 71.1%, and $1,295,000, or 77.8%, for 2006 and 2005, respectively. The increase in interest expense related to an increase in the volume of our liabilities as well as an increase in rates paid on interest-bearing deposits and other borrowings. The foregoing resulted in an increase in net interest income of $656,000, or 15.0%, and $1,078,000, or 32.8%, for 2006 and 2005, respectively. Interest rates are expected to remain stable for the first half of 2007. Managing interest rate risk is a very subjective exercise based on a wide variety of factors and is based significantly on management’s subjective beliefs about future events (such as potential actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
Provision for Loan Losses
The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $168,000, $215,000 and $236,000, respectively, for the years ended December 31, 2006, 2005 and 2004. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve. In connection with its organization, the Bank agreed with one or more banking regulatory agencies to maintain a minimum ratio of its allowance for losses to total loans of 1.25% for the first three years of operations. The restriction was lifted in December, 2005, and management has adjusted the loan loss reserve to a level commensurate with their internal evaluation contributing to a reduction in the provision for loan losses for the years ended December 31, 2006 and 2005.
The allowance for loan losses at December 31, 2006 and 2005 was $1,340,000 and $1,197,000, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at December 31, 2006 to be adequate. The allowance for loan losses was 1.17% of loans at December 31, 2006 as compared to 1.20% at December 31, 2005.
Non-Interest Income
The Company’s non-interest income consists of service charges on deposit accounts, fees on mortgage originations, gain on sale of restricted stock and other fees and commissions. Total non-interest income for the years ended December 31, 2006 and 2005, respectively, was $848,000 and $521,000, an increase of $327,000, or 62.8%. Total non-interest income increased $217,000, or 71.4%, from the year ended December 31, 2004 to the year ended December 31, 2005. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees and commissions, fees on mortgage originations and service charges on deposit accounts will increase due to the expected growth of the Company.
Non-Interest Expense
Non-interest expenses consist primarily of employee salaries and benefits, occupancy expenses, furniture and equipment expenses, professional fees, advertising and promotional expense, data processing expense, office supplies and stationary, loss on sale of fixed assets, loss on sale of securities and other operating expenses. The non-interest expense for the years ended December 31, 2006 and 2005, respectively, totaled $4,012,000 and $3,205,000, an increase of $807,000 or 25.2%. The non-interest expense for the year ended December 31, 2005 increased $802,000 or 33.4% from $2,403,000 in 2004. The increases in non-interest expense are attributable primarily to increases in employee salaries and benefits due to continued growth of the Company as well as expenses related to the formation of the Company.
Income Taxes
Income taxes expense totaled $609,000, $499,000 and $113,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes has a direct impact on reportable earnings.
Financial Condition
Balance Sheet Summary. The Company’s total assets were $174,398,000 and $146,718,000 at December 31, 2006 and 2005, respectively, an increase of $26,780,000, or 18.9%. Loans, net of allowance for loan losses, totaled $113,083,000 and $98,230,000 at December 31, 2006 and 2005, respectively, an increase of $14,853,000, or 15.1%, and investment securities totaled $43,855,000 and $36,386,000 at December 31, 2006 and 2005, respectively, an increase of $7,469,000, or 20.5%. Restricted equity securities totaled $602,000 and $335,000 at December 31, 2006 and 2005, respectively. The increase in assets are due to continued growth of the Company.
Total liabilities were $159,997,000 and $133,629,000 at December 31, 2006 and 2005, respectively, an increase of $26,368,000 or 19.7%. Stockholders’ equity was $14,401,000 and $13,089,000 at December 31, 2006 and 2005, respectively, an increase of $1,312,000, or 10.0%. A more detailed discussion of assets, liabilities and capital follows.
Loans.
Loan categories are as follows:

	December 31, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$53,278	46.6%	$45,307	45.6%
Consumer	7,450	6.5	7,260	7.3
Real estate – mortgage	37,269	32.6	34,440	34.6
Real estate – construction	16,426	14.3	12,420	12.5

Total	$114,423	100.0%	$99,427	100.0%

Loans are a large component of the Company’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; consumer; real estate – mortgage; and real estate – construction. The table above sets forth the loan categories and the percentage of such loans in the portfolio at December 31, 2006 and December 31, 2005.
As represented in the table, primary loan growth was in real estate construction and commercial, financial and agricultural loans. Management is making loans in an orderly fashion to maintain quality as it grows the Company’s loan portfolio.
The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan -

Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.
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
The Company’s first mortgage single family residential and consumer loans which totaled approximately $28,591,000 and $7,450,000, respectively at December 31, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.
Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. Non-accrual loans totaled $2,000 and $28,000 as of December 31, 2006 and 2005, respectively.
Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.
At December 31, 2006, impaired loans totaled $57,000 and had specific allowance for loan losses of $6,000 allocated. The total amount of interest recognized on impaired loans approximated $4,000 and the average recorded investment was $60,000 for the year ended December 31, 2006. At December 31, 2005, impaired loans totaled $64,000 and had specific allowance for loan losses of $6,000 allocated. The total amount of interest recognized on impaired loans approximated $4,000 and the average recorded investment was $84,000 for the year ended December 31, 2005. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans. The total value of the collateral securing these loans is approximately $76,000 for December 31, 2006.
The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Non-performing loans, which included non-accrual loans and loans 90 days past due, at December 31, 2006 and 2005 totaled $2,000 and $28,000, respectively.
The following schedule details selected information as to non-performing loans of the Company at December 31, 2006 and 2005:

	2006		2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$—	—	$—	25
Consumer loans	—	—	—	—
Commercial	—	2	—	3

	$—	2	$—	28

Renegotiated loans	$—		$—

Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The allowance for loan losses is discussed under “Provision for Loan Losses”. The Company maintains its allowance for loan losses at an amount considered by management to be adequate to provide for loan losses in the loan portfolio. Since the Company is a relatively new organization, management has taken what it believes to be a conservative approach to the allowance for loan losses. Under an agreement with regulators the Company was required to maintain a minimum ratio of its allowance for loan losses to total loans of 1.25% for the first three years of operations. The restriction was lifted effective December, 2005 and at December 31, 2006 the ratio of the Company’s allowance for loan losses to total loans was 1.17%.
Essentially all of the Company’s loans originate from Marshall and adjacent counties in Tennessee. The Company seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.
The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as potential growth areas in its highly competitive markets. The Company seeks to build a loan portfolio which is capable to adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment. Management has set a goal for loans to approximate 80% of deposits.
Securities
Securities totaled $43,855,000 and $36,386,000 at December 31, 2006 and 2005, respectively, and were a primary component of the Company’s earning assets. Restricted equity securities totaled $602,000 and $335,000 at December 31, 2006 and 2005, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of SFAS No. 115, securities are to be classified in three categories and accounted for as follows:

•	Debt securities and the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
The Company’s classification of securities as of December 31, 2006 and 2005 is as follows:

	Held-To-Maturity		Held-To-Maturity
	2006		2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S. government agencies and corporations	$2,200	2,154	$2,200	2,138
Mortgage-backed securities	320	310	396	386

	$2,520	2,464	$2,596	2,524

	Available-For-Sale		Available-For-Sale
	2006		2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S. government agencies and corporations	$30,483	30,213	$21,638	21,225
Mortgage-backed securities	9,993	9,700	12,580	12,180
Collateralized mortgage obligation	282	272	399	385
Obligations of states and political subdivisions	1,151	1,150	—	—

	$41,909	41,335	$34,617	33,790

No securities have been classified as trading securities during 2006 or 2005.
Deposits
Total deposits, which are the principal source of funds for the Company, totaled $153,682,000 and $132,513,000 at December 31, 2006 and 2005, respectively, which represents an increase of $21,169,000 or 16.0%. Demand deposits increased 34.3% from $21,727,000 at December 31, 2005 to $29,172,000 at December 31, 2006. Savings deposits and money market demand accounts decreased $4,397,000 or 14.7%. Certificates of deposits and individual retirement accounts increased $15,500,000 or 19.2%. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
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
Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.
At December 31, 2006, the Company had a liability sensitive position (a negative gap) for 2007. Liability sensitive means that more of the Company’s liabilities are capable of repricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period due to among other things, competitive pressures, but are capable of changing.
The following table shows the rate sensitivity gaps for different time periods as of December 31, 2006:
Interest Rate Sensitivity Gaps

				One Year
December 31, 2006	1-90	91-180	181-365	and
(In Thousands)	Days	Days	Days	Longer	Total
Interest-earning assets	$48,662	7,772	11,872	98,123	166,429
Interest-bearing liabilities	56,092	23,830	21,933	27,655	129,510

Interest-rate sensitivity gap	$(7,430)	(16,058)	(10,061)	70,468)	36,919

Cumulative gap	$(7,430)	(23,488)	(33,549)	36,919

Capital Position and Dividends
At December 31, 2006, total stockholders’ equity was $14,401,000, or 8.3%, of total assets, as compared to $13,089,000, or 8.9%, of total assets at December 31, 2005. During the year ended December 31, 2006, stockholders’ equity increased $1,312,000 resulting from a decrease in unrealized losses on available-for-sale securities net of taxes of $157,000, net earnings of $1,078,000, a credit of $15,000 to additional paid-in capital related to stock-based compensation (the offset was a reduction of net earnings), cash dividend pay outs of $1,000 related to fractional shares of stock dividend and proceeds from sale of stock of $63,000 issued pursuant to the First Commerce Bank 2002 Stock Option Plan (the “Plan”) that was assumed by the Company in connection with the Company’s formation. During the year ended December 31, 2005, stockholders’ equity increased $461,000 resulting from an increase in unrealized losses on available-for-sale securities of $448,000, net earnings of $965,000, a dividend payment of $216,000 and proceeds from sale of stock of $160,000 issued pursuant to the stock option plan.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At December 31, 2006 and 2005, the Company’s total risk-based capital ratios were 13.6% and 16.5%, respectively, and its Tier I risk-based capital ratios were 12.5% and 13.5%, respectively. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At December 31, 2006 and 2005, the Company had a leverage ratios of 8.6% and 9.5%, respectively.
On April 26, 2005, management announced that general policy in the future will be to pay an annual cash or stock dividend up to 25% of prior fiscal year earnings if the Company’s budgeted net earnings are achieved and other liquidity needs do not arise. There are statutory, regulatory and prudential limitations on the payment of dividends by the Company to its shareholders or by the Bank to the Company. Tennessee law restricts the amount of dividends that may be paid by the Company and the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Prior regulatory approval must also be obtained before declaring any dividends if the amount of the Company’s capital and surplus is below certain statutory limits. Dividends can also be restricted under federal law, and under state safety and soundness considerations, as a result of a declining or inadequate capital level. Presently, the Company’s capital position would enable it to pay dividends, if the board of directors so determined. Dividends are never assured. As a newly-chartered bank, the Bank was prohibited from paying dividends until December 2, 2005. For 2006 the Board of Directors approved a 2% common stock dividend, with fractional shares being paid in cash. The dividend was declared to recorded common stockholders at December 1, 2006. In December, 2006, 25,487 shares of common shares were issued pursuant to the dividend. On November 7, 2005, the Board of Directors recommended a cash dividend be declared in the amount of $.17 per share of voting common stock. On December 2, 2005, the dividends were paid in the amount of $216,000.
There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. The Company did not redeem any shares of its voting common stock during the year ended December, 2006. The Company’s legal ability to redeem shares going forward is limited as well as being subject to Board discretion. During any given period privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value. The Company believes that Marshall County, Tennessee, is the principal market for the Company’s common stock. During the years ended December 31, 2006 and 2005, the Company issued 4,750 and 15,849, respectively, shares of its voting common stock at $10 per share and during the year ended December 31, 2006 the Company issued 60 shares of its voting common stock at $22 per share as a result of exercises of stock options.
In December, 2002, the shareholders of the Bank approved the Plan. The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 146,666 shares of common stock, to employees and organizers of the Company and up to 73,334 shares of common stock to be issued at the discretion of the Board of Directors.
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
At December 31, 2006, 146,665 options had been granted at $10 per share and 34,915 had been granted at $22 per share (26,758 of the options have been exercised and 1,352 have been forfeited). At December 31, 2006, 125,525 options were exercisable for future issuance.
In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) related to share based payments. For the Company SFAS 123R applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credits is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The Company adopted SFAS 123R on January 1, 2006. For the year ended December 31, 2006, the Company had $15,000 in compensation expense related to stock options.
FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators have assigned each insured institution to one of five categories (“well capitalized,” “adequately capitalized” or one of three under capitalized categories) based upon the three measures of capital adequacy discussed above. Institutions which have a Tier I leverage capital ratio of 5%, a Tier I risk based capital ratio of 5% and a total risk based capital ratio of 10% are defined as “well capitalized”. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements for “adequately capitalized” status. The Company currently meet the requirements for “well capitalized” status.
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
An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days (which must be guaranteed by the institution’s holding company); (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The bank regulatory agencies have discretionary authority to reclassify a well capitalized institution as adequately capitalized or to impose on an adequately capitalized institution requirements or actions specified for undercapitalized institutions if the agency determines that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.
A “significantly undercapitalized” institution may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
Under FDICIA, bank regulatory agencies have prescribed safety and soundness guidelines for all insured depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation.
The Bank is assessed annually at the rate of .0122% of insured deposits for deposit insurance. The assessment are paid quarterly. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Monetary Policy. The Company is affected by commercial bank credit policies of regulatory authorities, including the Board of Governors. An important function of the Board is to regulate the national supply of bank credit in order to attempt to combat recessionary and curb inflationary pressures. Among the instruments of monetary policy used by the Board of implement these objectives are: open market operations in U.S. Government securities, changes in discount rates on member borrowings, changes in reserve requirements against bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Board have had a significant effect on the operating results of commercial banks, including nonmembers as well as members, in the past and are expected to continue to do so in the future.
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2006:

	Less			More
	Than	1 - 3	3 - 5	Than
(In Thousands)	1 Year	Years	Years	5 Years	Total
Purchases	$12	—	—	—	12

Long-term debt	—	—	5,000	—	5,000

Capital leases	—	—	—	—	—

Operating leases	—	—	—	—	—

Other long-term liabilities	—	—	—	—	—

Total	$12	—	5,000	—	5,012

The long-term debt contractual obligation consist of an Advance from the Federal Home Loan Bank. The purchases contractual obligations consists of certain equipment to be purchased from the Company’s data processor.
Off Balance Sheet Arrangements
At December 31, 2006, the Company had unfunded loan commitments and lines of credit outstanding of $16.0 million and outstanding standby letters of credit of $667,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Impact of Inflation
Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.
Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.
Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus the spread between the cost of funds and interest yields generated primarily through loans and investments.
ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.
The following consolidated financial statements of the Company are included in this Report as part of Appendix F:
•	Independent Auditors’ Report;

•	Consolidated Balance Sheets — December 31, 2006 and 2005;

•	Consolidated Statements of Operations — Three years ended December 31, 2006;

•	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2006;

•	Consolidated Statements of Cash Flows — Three years ended December 31, 2006; and

•	Notes to Consolidated Financial Statements.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES.
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The information required by this item with respect to the Company’s directors and executive officers, the audit committee of the Company’s Board of Directors, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, under the caption “Proposal No. 1 — Election of Directors.”
The information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement.
The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. A copy of the Code of Ethics is available on the Company’s website at http://www.firstcommercebank.net/Investor and Corporate Information. The Company undertakes to provide to any person without charge, upon request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 500 North Ellington Parkway, Lewisburg, Tennessee 37091. The Company intends to give notices of amendments to or waivers from its Code of Ethics (to the extent applicable to its directors, chief executive officer, principal financial officer or principal accounting officer) by appropriate filings with the SEC on Current Report on Form 8-K.
ITEM 10. EXECUTIVE COMPENSATION.
The information concerning compensation of directors and executive officers required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, under the captioned “Executive Compensation” and “Director Compensation.”
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information concerning certain ownership of the Company’s securities required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”
The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plan is the First Commerce Bank 2002 Stock Option Plan, which was approved by the Bank’s shareholder in November of 2002 and assumed by the Company in October 2006. The Company has no compensation plan (including individual compensation arrangements) that provides for the issuance of securities which has not been approved by the Company’s shareholders.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights*	and Rights*	(a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	153,470	$12.73	38,420
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

Total	153,470	$12.73	38,420

*	The Company currently has no outstanding warrants or rights. Please refer to Notes 13 and 16 to the Consolidated Financial Statements included in Item 7.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information concerning certain business relationships and related transactions required by this item is incorporated herein by reference to the Company’s proxy statement for its 2007 Annual Meeting of Shareholders, under the captions “Certain Transactions” and “Information About Our Board of Directors.”
Please refer to Item 7 of this Annual Report on Form 10-KSB, and to Note 2 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and executive officers, and their related interests, on the one hand and the Company or the Bank on the other)

ITEM 13. EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Charter of First Commerce Bancorp, Inc.(1)

3.2	Bylaws of First Commerce Bancorp, Inc.(1)

4.1	Charter of First Commerce Bancorp, Inc.(1)

4.2	Bylaws of First Commerce Bancorp, Inc.(1)

4.3	Specimen Stock Certificate

10.1	First Commerce Bank 2002 Stock Option Plan(1)*

10.2	First Commerce Bank Supplemental Executive Retirement Plan*

10.3	First Commerce Bank Supplemental Executive Retirement Plan Participation Agreement for Robert E. Wiles, Jr.*

10.4	First Commerce Bank Supplemental Executive Retirement Plan Participation Agreement for D. Glenn Hardison*

10.5	First Commerce Bank Supplemental Executive Retirement Plan Participation Agreement for William B. Marsh*

21.1	Subsidiaries of the Company

23.1	Consent of Maggart & Associates, P.C.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K12G3 as filed with the SEC on October 10, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee has appointed Maggart & Associates, P.C., as the Bank’s independent auditors for the fiscal year ending December 31, 2007. The remaining information required by this Item is incorporated herein by reference to the Proxy Statement for its 2007 Annual Meeting of Shareholders, under the caption “Principal Auditor Fees and Services.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE BANCORP, INC.
By:	/s/ William B. Marsh
William B. Marsh, Chairman,
President and Chief Executive Officer

March 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Walter W. Bussart	Director	March 30, 2007

Walter W. Bussart

By:	/s/ John O. Chunn	Director	March 30, 2007

John O. Chunn

By:	/s/ D. Glenn Hardison	Chief Financial Officer and Director (Principal Financial and	March 30, 2007

	D. Glenn Hardison	Accounting Officer)

By:	/s/ Thomas H. Hawkins, III	Director	March 30, 2007

Thomas H. Hawkins, III

By:	/s/ Allen L. Henderson, Jr.	Director	March 30, 2007

Allen L. Henderson, Jr.

By:	/s/ David H. Jent	Director	March 30, 2007

David H. Jent

By:	/s/ W. B. Marsh	Chairman, President, CEO and Director	March 30, 2007

	W. B. Marsh	(Principal Executive Officer)

	Name	Title	Date

By:	/s/ James P. Moon	Director	March 30, 2007

James P. Moon

By:	/s/ James L. Russell, Jr.	Director	March 30, 2007

James L. Russell, Jr.

By:	/s/ Robert E. Wiles, Jr.	Chief Operating Officer

	Robert E. Wiles, Jr.	and Director	March 30, 2007

Appendix F
2006 Annual Financial Disclosures

FIRST COMMERCE BANCORP, INC.
Lewisburg, Tennessee
Consolidated Financial Statements
December 31, 2006 and 2005
(With Independent Auditor’s Report Thereon)

Independent Auditor’s Report
The Board of Directors
First Commerce Bancorp, Inc.
     We have audited the accompanying consolidated balance sheets of First Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Commerce Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAGGART & ASSOCIATES, P.C.

Nashville, Tennessee
January 19, 2007

FIRST COMMERCE BANCORP, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

(In Thousands)	2006	2005
ASSETS

Loans, less allowance for loan losses of $1,340,000 and $1,197,000, respectively	$113,083	$98,230
Securities held-to-maturity, at amortized cost (market value $2,464,000 and $2,524,000, respectively)	2,520	2,596
Securities available-for-sale, at market (amortized cost of $41,909,000 and $34,617,000, respectively)	41,335	33,790
Restricted equity securities	602	335
Interest-bearing deposits in financial institutions	158	101
Federal funds sold	7,391	3,066

Total earning assets	165,089	138,118

Cash and due from banks	2,235	1,781
Premises and equipment, net	3,621	3,776
Accrued interest receivable	1,321	941
Deferred income taxes	420	446
Other assets	1,712	1,656

Total assets	$174,398	$146,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$153,682	$132,513
Accrued interest payable	997	555
Accounts payable and other liabilities	318	561
Advances from Federal Home Loan Bank	5,000	—

Total liabilities	159,997	133,629

Stockholders’ equity:
Preferred stock, no par, authorized 20,000,000 shares	—	—
Common stock, par value $1 per share, authorized 20,000,000 shares, 1,302,245 and 1,271,948 shares issued and outstanding, respectively	1,302	1,272
Additional paid-in capital	12,184	11,448
Net unrealized losses on available-for-sale securities net of taxes of, $220,000 and $316,000, respectively	(354)	(511)
Retained earnings	1,269	880

Total stockholders’ equity	14,401	13,089

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$174,398	$146,718

See accompanying notes to consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Earnings
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands, Except Per Share Amounts)	2006	2005	2004
Interest income:
Interest and fees on loans	$7,821	$5,745	$4,241
Interest and dividends on securities:
Taxable securities	1,980	1,421	645
Exempt from Federal income taxes	3	—	—
Interest on restricted equity securities	20	10	4
Interest on Federal funds sold	256	143	56
Interest on interest-bearing deposits in financial institutions	1	3	3

Total interest income	10,081	7,322	4,949

Interest expense:
Interest on negotiable order of withdrawal accounts	85	78	55
Interest on savings accounts	27	18	11
Interest on money market accounts	610	497	261
Interest on certificates of deposit over $100,000	2,454	1,432	818
Interest on certificates of deposits — other	1,646	933	519
Interest on Federal Funds purchased	—	1	—
Interest on Federal Home Loan Bank advances	240	—	—

Total interest expense	5,062	2,959	1,664

Net interest income before provision for loan losses	5,019	4,363	3,285
Provision for loan losses	168	215	236

Net interest income after provision for loan losses	4,851	4,148	3,049

Non-interest income	848	521	304
Non-interest expense	4,012	3,205	2,403

Earnings before income taxes	1,687	1,464	950

Income taxes	609	499	113

Net earnings	$1,078	$965	$837

Basic earnings per common share	$.85	$.76	$.67

Diluted earnings per common share	$.80	$.72	$.65

Weighted average common shares outstanding:
Basic	1,275,118	1,267,462	1,252,864

Diluted	1,353,890	1,338,037	1,278,886

See accompanying notes to consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)	2006	2005	2004
Net earnings	$1,078	$965	$837

Other comprehensive earnings (loss), net of tax:
Unrealized gain (losses) on available-for-sale securities arising during period, net of taxes of $57,000, $276,000 and $40,000, respectively	93	(448)	77
Reclassification adjustments for losses included in net earnings, net of taxes of $39,000 in 2006	64	—	—

Other comprehensive earnings (loss)	157	(448)	77

Comprehensive earnings	$1,235	$517	$914

See accompanying notes to consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004

				Net Unrealized
				Losses on
		Additional	Retained	Securities
	Common	Paid-In	Earnings	Available-
(In Thousands)	Stock	Capital	(Deficit)	For-Sale	Total
Balance December 31, 2003	$1,250	11,250	(706)	(140)	11,654
Issuance of 6,099 shares of $1 par value common stock pursuant to exercise of stock options	6	54	—	—	60
Net change in unrealized loss on securities available-for-sale, net of taxes of $40,000	—	—	—	77	77
Earnings for the year	—	—	837	—	837

Balance December 31, 2004	1,256	11,304	131	(63)	12,628
Issuance of 15,849 shares of $1 par value common stock pursuant to exercise of stock options	16	144	—	—	160
Net change in unrealized loss on securities available-for-sale, net of taxes of $276,000	—	—	—	(448)	(448)
Cash dividends paid at $.17 per share	—	—	(216)	—	(216)
Earnings for the year	—	—	965	—	965

Balance December 31, 2005	1,272	11,448	880	(511)	13,089

Issuance of 4,810 shares of $1 par value common stock pursuant to exercise of stock options and related tax benefit	5	58	—	—	63
Stock based compensation expense	—	15	—	—	15
Cash payment of $27 per share related to fractional shares of stock dividend	—	—	(1)	—	(1)
Net change in unrealized loss on securities available-for-sale, net of taxes of $96,000	—	—	—	157	157
Issuance of 25,487 shares of stock pursuant to a 2% stock dividend	25	663	(688)	—	—
Earnings for the year	—	—	1,078	—	1,078

Balance December 31, 2006	$1,302	$12,184	$1,269	$(354)	$14,401

See accompanying notes to consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006	2005	2004
Cash flows from operating activities:
Interest received	$9,730	$6,961	$4,771
Fees and commissions received	679	462	258
Interest paid	(4,620)	(2,680)	(1,563)
Cash paid to suppliers and employees	(3,880)	(2,901)	(2,170)
Income taxes paid	(665)	(230)	(207)

Net cash provided by operating activities	1,244	1,612	1,089

Cash flows from investing activities:
Increase in interest-bearing deposits in financial institutions	(57)	(1)	—
Purchase of held-to-maturity securities	—	(1,000)	(2,201)
Calls, sales and maturities of held-to-maturity securities	—	1,000	400
Proceeds from paydowns of held-to-maturity securities	76	108	89
Purchase of available-for-sale securities	(14,599)	(16,164)	(14,886)
Calls, sales and maturities of available-for-sale securities	1,000	1,500	400
Proceeds from paydowns of available-for-sale securities	2,428	2,776	2,175
Proceeds from sales of available-for-sale securities	3,730	—	—
Proceeds from sale of restricted stock	264	—	—
Purchase of restricted stock	(404)	(42)	(137)
Loans made to customers, net of repayments	(15,027)	(21,407)	(15,787)
Purchase of premises and equipment	(115)	(1,136)	(274)
Proceeds on sale of fixed assets	16	7	—
Proceeds from sale of repossessed asset	6	—
Proceeds on sale of other real estate	—	103	—
Purchase of bank-owned life insurance	—	(1,500)	—

Net cash used in investing activities	(22,682)	(35,756)	(30,221)

Cash flows from financing activities:
Net increase in non-interest-bearing money market demand, savings and NOW accounts	3,048	10,564	10,686
Net increase in time deposits	18,121	19,138	25,521
Increase in FHLB borrowings, net of repayments	5,000	—	—
Proceeds from sale of common stock issued pursuant to stock option plan	49	160	60
Cash dividends paid	—	(216)	—
Dividend paid related to fractional shares of stock dividend	(1)	—	—

Net cash provided by financing activities	26,217	29,646	36,267

Net increase (decrease) in cash and cash equivalents	4,779	(4,498)	7,135

Cash and cash equivalents at beginning of year	4,847	9,345	2,210

Cash and cash equivalents at end of year	$9,626	$4,847	$9,345

See accompanying notes to consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows, Continued
For the Years Ended December 31, 2006, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006	2005	2004
Reconciliation of earnings to net cash provided by operating activities:
Net earnings	$1,078	$965	$837
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation	244	200	170
Amortization and accretion	46	53	40
Provision for loan losses	168	215	236
Loss on sale of fixed assets	10	6	—
Loss on sale of securities	103	—	—
Gain on sale of restricted stock	(110)	—	—
FHLB dividend reinvestment	(17)	(8)	(2)
Excess tax benefit from stock-based compensation arrangements	14	—	—
Increase in accrued interest receivable	(380)	(406)	(216)
Increase in deferred taxes	(70)	(35)	(94)
Increase in accrued interest payable	442	279	101
Decrease (increase) in other assets	3	(60)	(46)
Increase (decrease) in other liabilities	(243)	403	63
Stock based compensation expense	15	—	—
Increase in cash surrender value of bank owned life insurance	(59)	—	—

Total adjustments	166	647	252

Net cash provided by operating activities	$1,244	$1,612	$1,089

Supplemental Schedule of Non-Cash Activities:

Decrease (increase) in net unrealized loss on available- for-sale securities, net of taxes of $96,000, $276,000 and $40,000	$157	$(448)	$77

Net non-cash transfer from loans to other real estate	$—	$103	$—

Net non-cash transfer from loans to other assets	$6	$8	$—

See accompanying notes to consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Commerce Bancorp, Inc. and Subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the more significant policies.
(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First Commerce Bank and the Bank’s wholly-owned subsidiary, First Commerce Mortgage Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. On September 26, 2006 the shareholders of First Commerce Bank (“the Bank’) approved a share exchange between the Company and the Bank on a one for one basis (the “Share Exchange”) pursuant to which the Company acquired 100% of the outstanding common stock of the Bank and the shareholders of the Bank exchanged their shares of Bank common stock for a like number of shares of Company common stock. This transaction was consummated on October 6, 2006 and has been accounted for as a reorganization.

(b)	Nature of Operations

The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by the Bank is Marshall and adjacent counties of Middle Tennessee. Services are provided at the main office, one branch in Lewisburg, Tennessee, and one branch in Chapel Hill, Tennessee.

(c)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the valuation of debt and equity securities and the related deferred taxes.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements Continued
December 31, 2006 and 2005
(d)	Loans

Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income on loans is accrued based on the principal amount outstanding.

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

The Company’s installment and residential mortgage loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

(e)	Allowance for Loan Losses

The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (included in other liabilities if significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

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

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
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
(f)	Securities

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Securities Held-to-Maturity

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

•	Trading Securities

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Securities Available-for-Sale

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Premiums and discounts are recognized by the interest method.
No securities have been classified as trading securities.

Realized gains or losses from the sale of debt and equity securities are recognized based upon the specific identification method.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(g)	Other Real Estate

Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost of disposal. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred. The Company had no other real estate as of December 31, 2006 or 2005.

(h)	Premises and Equipment

Premises and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renewals and improvements of bank premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

(i)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Company maintains deposits in excess of the Federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

(j)	Long-Term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(k)	Stock Options

In December, 2004, the Financial Accounting Standards Board “FASB” issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) in March, 2005 to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information investors receive. The FASB has also issued various Staff Positions clarifying certain provisions of the new accounting standard. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense share-based payment awards with compensation cost measured at the fair value of the award. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow. Effective January 1, 2006, the Company adopted SFAS No. 123R under the modified prospective method.

Under the modified prospective method, the accounting standards of SFAS No. 123R have been applied as of January 1, 2006 and the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See note 13 to the consolidated financial statements for more information.

Under the provisions of SFAS No. 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 and for the stock-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the accompanying statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For 2005 and 2004 the impact of stock-based compensation expense is disclosed on a proforma basis. (See note 13 to the consolidated financial statements).

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option Pricing model that uses the following assumptions. Expected volatility is based on implied volatility from comparable publicly traded banks. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the average of: 1) the weighted average vesting term and 2) contractual term as permitted under SAB 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted average expected life of the grant.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(l)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its wholly-owned subsidiaries file consolidated Federal and State income tax returns.

(m)	Advertising Costs

Advertising costs are expensed when incurred by the Company.

(n)	Stock Dividend

The Company’s Board of Directors approved a 2% stock dividend for stockholders of record as of December 1, 2006 payable December 20, 2006. Each stockholder received two (2) additional shares for each hundred 100 shares owned with cash paid for fractional shares. Per share data included in these consolidated financial statements has been restated to give effect to the stock dividend.

(o)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(p)	Impact of New Accounting Standards

In June, 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (“SOP”) on Allowance for Credit Losses. If approved, the Proposed SOP would significantly change the way the allowance for loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on the Company’s financial statements. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

On June 30, 2005, the FASB issued an exposure draft “Business Combinations — a replacement of SFAS No. 141 (“141 Revised”). The 141 Revised would require the acquirer to measure the fair value of the acquiree, as a whole, as of the acquisition date as opposed to the definitive agreement date. The proposal also requires that contingent consideration be estimated and recorded at the acquisition which is in conflict with SFAS No. 5 “Accounting for Contingencies”. SFAS No. 5 would be amended for this exception.

Acquisition related costs incurred in connection with the business combination would generally be expensed. This proposed Statement would require the acquirer in a business combination in which the acquisition-date fair value of the acquirer’s interest in the acquiree exceeds the fair value of the consideration transferred for that interest (referred to as a bargain purchase) to account for that excess by first reducing the goodwill related to that business combination to zero, and then by recognizing any excess in income. Statement 141 requires that excess to be allocated as a pro rata reduction of the amounts that would have been assigned to particular assets acquired. The 141 Revised is expected to be effective for acquisitions after January 1, 2007.

In November, 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 (“FSP 115-1”) which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-For-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP was effective for 2006. The Company has considered this FSP in its testing for other-than-temporary impairment.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees. SFAS No. 123-R was adopted by First Commerce Bancorp, Inc. as of January 1, 2006. As permitted by the original SFAS No. 123 prior to January 1, 2006, First Commerce Bancorp accounted for its equity awards under the provisions of APB No. 25 prior to January 1, 2006. Under the provisions of SFAS No. 123-R, the grant date fair value of an award has been used to measure the compensation expense recognized for the award. For any unvested awards granted prior to the adoption of SFAS 123-R, the fair values used in preparation of the disclosures required under the original SFAS 123 have been utilized. Compensation expense recognized after adoption of SFAS 123-R incorporates an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The adoption of Statement 123-R has had an impact on First Commerce Bancorp’s results of operations for 2006, although it has had no significant impact on First Commerce Bancorp’s overall financial position. See note 13 to the consolidated financial statements for additional discussion.

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Option No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. The interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination by the IRS should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become “more likely than not” to be disallowed under audit, their recognition would be reversed. The Company has reviewed the potential impact of this Interpretation, and has determined that it should not have any material impact on the consolidated financial statements.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. This Statement is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted. An entity can elect the fair value method at the beginning of any fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. However, once the fair value election is made, an entity cannot revert back to the amortization method. The Company has determined that there is no impact to the Company related to SFAS No. 156.

On September 15, 2006, the FASB issued, FASB Statement No. 157 on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is currently reviewing the potential impact of this statement.

(q)	Reclassifications

Certain reclassifications have been made to the 2005 and 2004 figures to conform to the presentation for 2006.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(2)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The classification of loans at December 31, 2006 and 2005 is as follows:

(In Thousands)	2006	2005
Commercial, financial and agricultural	$53,278	$45,307
Real estate — construction	16,426	12,420
Real estate — mortgage	37,269	34,440
Consumer	7,450	7,260

	114,423	99,427
Allowance for loan losses	(1,340)	(1,197)

Net loans	$113,083	$98,230

The principal maturities on loans at December 31, 2006 are as follows:

	(In Thousands)
	Commercial
	Financial
	and	Real Estate -	Real Estate -
Maturity	Agricultural	Construction	Mortgage	Consumer	Total
3 months or less	$5,007	$2,735	$1,697	$745	$10,184
3 to 12 months	10,646	8,347	2,953	2,367	24,313
1 to 5 years	35,060	4,865	30,632	4,179	74,736
Over 5 Years	2,565	479	1,987	159	5,190

	$53,278	$16,426	$37,269	$7,450	$114,423

At December 31, 2006 variable rate and fixed rate loans total $32,137,000 and $82,286,000, respectively. Variable rate and fixed rate loans at December 31, 2005 were $30,782,000 and $68,645,000, respectively.

In the normal course of business, the Company’s subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Company and their affiliates. The aggregate amount of these loans was $6,654,000 and $6,098,000, respectively, at December 31, 2006 and 2005. As of December 31, 2006 none of these loans were restructured, nor were any related party loans charged off in during the past three years nor did they involve more than the normal risk of collectibility or present other unfavorable features.

An analysis of activity with respect to such loans to related parties is as follows:

(In Thousands)	2006	2005
Balance, January 1	$6,098	$4,337
New loans during year	5,440	1,978
Repayment during year	(4,884)	(217)

Balance, end of year	$6,654	$6,098

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

(In Thousands)	2006	2005	2004
Balance, January 1	$1,197	$1,001	$785
Provision charged to operating expense	168	215	236
Loans charged off	(29)	(27)	(22)
Recoveries	4	8	2

Balance, end of year	$1,340	$1,197	$1,001

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Marshall and adjacent counties. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2006 and 2005 were as follows:

(In Thousands)	2006	2005
Recorded investment	$57	$64
Loan loss allocation	$6	$6
The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $60,000 and $84,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $4,000 for 2006 and 2005.

Non-accrual loans totaled $2,000 and $28,000 as of December 31, 2006 and 2005, respectively. Had interest on these loans been accrued, interest income would have increased by an insignificant amount for reporting purposes in 2006 and 2005. There were no loans that are past due 90 days or more and are still accruing interest at December 31, 2006 or 2005.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005

(3)	DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2006 and 2005 is as follows:

	Securities Held-To-Maturity
	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporation	$2,200	$—	$46	$2,154
Mortgage-backed securities	320	—	10	310

	$2,520	$—	$56	$2,464

	Securities Available-For-Sale
	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$30,483	$63	$333	$30,213
Mortgage-backed securities	9,993	—	293	9,700
Collateralized mortgage obligations	282	—	10	272
Obligations of states and political subdivisions	1,151	—	1	1,150

	$41,909	$63	$637	$41,335

	Securities Held-To-Maturity
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$2,200	$—	$62	$2,138
Mortgage-backed securities	396	—	10	386

	$2,596	$—	$72	$2,524

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005

	Securities Available-For-Sale
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$21,638	$—	$413	$21,225
Mortgage-backed securities	12,580	—	400	12,180
Collateralized mortgage obligations	399	—	14	385

	$34,617	$—	$827	$33,790

The amortized cost and estimated market value of debt and equity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	400	387
Due after five years through ten years	400	387
Due after ten years	1,400	1,380
Mortgage-backed securities	320	310

	$2,520	$2,464

	(In Thousands)
		Estimated
	Amortized	Market
Securities Available-For-Sale	Cost	Value
Due in one year or less	$500	$499
Due after one year through five years	16,995	16,714
Due after five years through ten years	8,997	8,966
Due after ten years	5,142	5,184
Collateralized mortgage obligations	282	272
Mortgage-backed securities	9,993	9,700

	$41,909	$41,335

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Results from sales of debt and equity securities are as follows:

	(In Thousands)
	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Gross proceeds	$3,730	$—	$—

Gross realized gain	$—	$—	$—
Gross realized losses	103	—	—

Net realized losses	$103	$—	$—

Investment securities carried in the balance sheet of $17,044,000 (amortized cost of $17,430,000) as of December 31, 2006 were pledged to secure public and trust deposits and for other purposes as required or permitted by law. Investments securities carried in the balance sheet of $16,977,000 (amortized cost of $17,489,000) as of December 31, 2005 were pledged to secure public and trust deposits and for the purposes as required or permitted by law. Management purchases only obligations of such political subdivisions it considers to be financially sound.

There were no securities that have rates that adjust prior to maturity at December 31, 2006 and 2005.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Estimated		Number of	Estimated		Number of	Estimated
	Market	Unrealized	Securities	Market	Unrealized	Securities	Market	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses

U.S. Treasury and other U.S. Government agencies and corporations	$6,471	$28	6	$20,862	$351	38	$27,333	$379
Mortgage-backed securities	406	2	1	9,604	301	34	10,010	303
Obligations of states and political subdivisions	349	1	1	—	—	—	349	1
Collateralized mortgage obligations	—	—	—	272	10	2	272	10

Total temporarily impaired securities	$7,226	$31	8	$30,738	$662	74	$37,964	$693

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
The impaired securities are considered high quality investments in line with normal industry investing practices. The unrealized losses are primarily the result of changes in the interest rate and sector environments. Consistent with the original classification, as available-for-sale or held-to-maturity securities, the Company intends and has the ability to hold the above securities until the value is realized.
The Company may sell the above or other securities in the ordinary course of business in response to unexpected and significant changes in liquidity needs, unexpected and significant changes in interest rates and/or sector spreads that significantly extend the security’s holding period, or when conducting a small volume of security transactions.

(4)	RESTRICTED EQUITY SECURITIES

Restricted equity securities consists of stock of the Bankers Bank amounting to $268,000 and $155,000 at December 31, 2006 and 2005, respectively and stock of the Federal Home Loan Bank amounting to $334,000 and $180,000 at December 31, 2006 and 2005, respectively. The stock can be sold back to the Federal Home Loan Bank only at par. The Bankers Bank stock can be sold back only at a value as determined by the issuing institution and only to the respective financial institution or to other member institutions at market. These securities are recorded at cost.

The Company sold shares of Bankers Bank stock during the year for a gain of $110,000. The total proceeds of the sale totaled $264,000.

(5)	PREMISES AND EQUIPMENT

The classification of premises and equipment at December 31, 2006 and 2005 are as follows:

(In Thousands)	2006	2005
Land	$452	$452
Land improvements	14	14
Buildings	2,538	2,526
Furniture and fixtures	768	713
Equipment and vehicles	530	508
Construction-in-progress	—	12

	4,302	4,225
Less accumulated depreciation	(681)	(449)

	$3,621	$3,776

Depreciation expense was $244,000, $200,000 and $170,000 for the years ended December 31, 2006, 2005 and 2004.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(6)	DEPOSITS

Deposits at December 31, 2006 and 2005 are summarized as follows:

(In Thousands)	2006	2005
Demand deposits	$22,146	$15,323
Negotiable order of withdrawal accounts	7,026	6,404
Savings deposits	4,239	2,888
Money market demand accounts	21,216	26,964
Certificates of deposit $100,000 or greater	54,220	45,536
Individual retirement accounts $100,000 or greater	3,078	2,097
Other individual retirement accounts	4,401	3,161
Other certificates of deposit	37,356	30,140

	$153,682	$132,513

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2006 are as follows:

Maturity	(In Thousands)
2007	$76,401
2008	19,019
2009	1,084
2010	1,158
2011	1,393

$99,055

At December 31, 2006 and 2005 certificates of deposit and individual retirements accounts in denominations of $100,000 or more amounted to $57,298,000 and $78,428,000, respectively.

The aggregate amount of overdrafts reclassified as loans receivable was $17,000 and $26,000 at December 31, 2006 and 2005, respectively.

(7)	ADVANCE FROM FEDERAL HOME LOAN BANK

The advance from the Federal Home Loan Bank at December 31, 2006 and 2005 consists of the following:

	December 31,
	2006		2005
		Weighted		Weighted
(In Thousands)	Amount	Average Rate	Amount	Average Rate
Fixed-rate advance	$5,000	4.86%	—	—

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
     The advance from the Federal Home Loan Bank is to mature as follows at December 31, 2006:

(In Thousands)	Amount
2011	5,000

$5,000

This advance is collateralized by a required blanket pledge of qualifying mortgage loans.
(8)	NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

(In Thousands)	2006	2005	2004
Non-interest income:
Service charge on deposit accounts	$256	$171	$144
Fees on mortgage originations	213	196	46
Gain on sale of restricted stock	110	—	—
Other fees and commissions	269	154	114

Total non-interest income	$848	$521	$304

Non-interest expense:
Employee salaries and benefits	$2,221	$1,834	$1,323
Occupancy expenses	241	192	161
Furniture and equipment expense	262	228	178
Professional fees	200	138	91
Advertising and promotional expense	53	61	54
Data processing expense	482	359	247
Office supplies and stationary expense	77	78	69
Other operating expenses	363	309	280
Loss on sale of securities	103	—	—
Loss on sale of fixed assets	10	6	—

Total non-interest expense	$4,012	$3,205	$2,403

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(9)	INCOME TAXES

The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

(In Thousands)	2006	2005
Deferred tax asset:
Federal	$611	$632
State	125	129

	736	761

Deferred tax liability:
Federal	(262)	(262)
State	(54)	(53)

	(316)	(315)

Total net deferred tax assets	$420	$446

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2006 and 2005 are as follows:

(In Thousands)	2006	2005
Financial statement allowance for loan losses in excess of tax allowance	$446	$382
Excess of depreciation deducted for tax purposes over amounts deducted in the financial statements	(305)	(311)
Unrealized loss on investment securities available-for-sale	220	316
Pre-opening costs of wholly-owned bank subsidiary amortized over a five-year period for tax purposes, expensed for financial statements in initial year	30	63
Pre-opening costs of parent amortized over a fifteen-year period for tax purposes expensed for financial statements in initial year	8	—
Supplemental executive retirement plan expense	26	—
Stock based compensation expense	6	—
Financial statement income on FHLB stock dividends not recognized for tax purposes	(11)	(4)

	$420	$446

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

(In Thousands)	2006	2005	2004
Current:
Federal	$570	$474	$212
State	109	60	54

	679	534	266

Deferred:
Federal	(58)	(29)	149
State	(12)	(6)	20

	(70)	(35)	169

Benefits from utilization of net operating loss carryforwards:
Federal	—	—	(89)
State	—	—	—

	—	—	(89)

Adjustment of valuation allowance	—	—	(233)

Actual tax expense	$609	$499	$113

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

(In Thousands)	2006	2005	2004
Computed “expected” tax expense	$571	$497	$323
State income taxes, net of effect of Federal income taxes	68	59	49
Other, net	(30)	(57)	(26)
Deferred tax benefits recognized	—	—	(233)

	$609	$499	$113

(10)	COMMITMENT AND CONTINGENCIES

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

The Company entered into several agreements for account processing and various other item processing services. The agreements expire January, 2007. The monthly fee is based on the number of accounts held by the Company and transactions processed. Total fees paid under this agreement in 2006 approximated $410,000.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Total rent expense amounted to $7,000, $4,000 and $5,000, respectively, during the three years ended December 31, 2006, 2005 and 2004.

The Company has entered into two separate federal funds guidelines facilities with certain time restriction on outstanding borrowings. The lines are generally renewable annually and bear interest at a variable rate equivalent to the Company’s daily internal lending rate. The combined lines provide for up to $5,000,000 in borrowings.

(11)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or
	Notional Amount
(In Thousands)	2006	2005
Financial instruments whose contract amount represent credit risk:
Unused commitments to extend credits	$15,976	$10,915
Standby letters of credit	667	261

Total	$16,643	$11,176

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties. Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $667,000 at December 31, 2006.
(12)	CONCENTRATION OF CREDIT RISK

Practically all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. Practically all such customers are depositors of the subsidiary bank. Investment in state and municipal securities also include governmental entities within the Company’s market area. The concentrations of credit by type of loan are set forth in note 2 to the financial statements.

At December 31, 2006, the Company’s cash and due from banks included commercial bank deposit aggregating $1,476,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

Federal funds sold were deposited with two banks at December 31, 2006.
(13)	STOCK OPTION ARRANGEMENTS

In December, 2002, the Board of Directors of the Company’s subsidiary bank approved the First Commerce Bank 2002 Stock Option Plan (the “Plan”). In conjunction with the Share Exchange, the Plan and all options outstanding under the Plan were assumed by the Company and now represent options to purchase a like number of shares of the Company’s common stock. The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 146,666 shares of common stock to employees and organizers of the Company and up to 73,334 shares of common stock for future use as decided by the Board of Directors.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date and generally vest at the end of four years. In general, the forfeited options are available for reissuance.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005

Statement of Financial Accounting Standards No. 123 (Revised 2004) (Statement 123R), “Share-Based Payment” was adopted by the Company as of January 1, 2006. This accounting standard revises Statement of Financial Accounting Standards No. 123 (Statement 123), “Accounting for Stock-Based Compensation” by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant. See additional discussion of this new accounting standard in note 1, “Impact of New Accounting Standards”.
Prior to January 1, 2006, the Company accounted for those stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Statement 123; therefore, no stock-based employee compensation cost was recognized in the consolidated statement of earnings for the years ended December 31, 2005 and 2004; rather, pro forma compensation cost amounts were disclosed in the notes to the consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123-R using the modified-prospective transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2005 and 2004 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123-R. As the modified-retrospective transition method was not selected, results for prior periods have not been restated.

The fair value of each grant is estimated on the date of grant using the Black-Scholes Option Pricing model. For 2004 the minimum value method permitted under SFAS No. 123 with an expected volatility of zero was used. The following weighted average assumptions used for grants in 2004. No options were granted in 2006 and 2005.

2004
Expected dividends	2.46%
Expected term (in years)	10
Expected volatility	0%
Risk-free rate	3.40%
A summary of the stock option activity for 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	158,280	$12.65	175,481	$12.39	146,665	$10.00
Granted	—	—	—	—	34,915	22.00
Exercised	(4,810)	10.15	(15,849)	10.00	(6,099)	10.00
Forfeited	—	—	(1,352)	10.00	—	—

Outstanding at end of year	153,470	$12.73	158,280	$12.65	175,481	$12.39

Options exercisable at year end	125,525	$10.66	109,183	$10.00	86,789	$10.00

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range of	Number	Remaining	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/06	Price	Life	at 12/31/06	Price
$ 10	118,615	$10	6.0 years	118,615	$10
$ 22	34,855	$22	7.8 years	6,910	$22

	153,470			125,525

Aggregate intrinsic value (in thousands)	$2,191			$2,051

The weighted fair value of options granted during the year 2004 was $0.95. The total intrinsic value of options exercised during the years 2006, 2005 and 2004 was $78,000, $234,000 and $73,000, respectively.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before taxes and net earnings were $15,000 lower than if it had continued to account for share-based compensation expense under APB No. 25. Basic and diluted earnings per share were reduced by $.01 per share by the adoption of SFAS No. 123-R during the year ended December 31, 2006.

Prior to the adoption of Statement 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123-R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The Company had no excess tax benefits to reflect as financing cash inflows for the three years ended December 31, 2006.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Prior to the adoption of Statement 123-R on January 1, 2006, Statement 123 allowed for the choice of continuing to follow APB 25, and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company elected to follow APB 25 in accounting for its employee stock options in prior periods. Proforma net earnings and net earnings per share data is presented below for the years 2005 and 2004, as if the fair-value method has been applied in measuring compensation costs (note: Proforma amounts for the year 2006 are not applicable based upon the adoption of Statement 123-R during the first quarter of 2006):

		In Thousands,
(In Thousands,		Except Per Share Amounts
Except Per Share Amounts)		2005	2004
Net earnings	As Reported	$965	$837
	Proforma	$949	$835

Basic earnings per common share	As Reported	$0.76	$0.67
	Proforma	$0.75	$0.67

Diluted earnings per common share	As Reported	$0.72	$0.65
	Proforma	$0.71	$0.65

As of December 31, 2006 there was $21,000 of total unrecognized cost related to non-vested share-based compensation arrangements grant under the Plan. The cost is expected to be recognized over a weighted-average period of 1.85 years.

The Company did not approve the acceleration of vesting of any of its stock options prior to the adoption of SFAS No. 123-R.

(14)	REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. The Company’s capital classifications are also subject to qualitative judgments by the Company’s regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

On October 18, 2006, the Board of Directors approved a 2% stock dividend on voting common stock outstanding at December 1, 2006. On December 20, 2006, 25,487 shares of common stock were issued pursuant to this stock dividend.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
The Company and the Bank are required to maintain minimum amounts of capital to total “risk weighted” asserts, as defined by the banking regulators. At December 31, 2006, the Company and its bank subsidiary are required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively, and a leverage ratio of 4%. The capital ratios required to be well-capitalized under the Prompt Correction Action Provisions of the Regulations administered by the federal banking agencies are 6%, 10% and 5%, respectively. The actual ratios of the Company and the Bank were as follows:

	First Commerce
	Bancorp	First Commerce Bank
	2006	2006	2005
Tier I ratio	12.5%	12.5%	13.5%

Total risk-based ratio	13.6%	13.6%	16.5%

Leverage ratio	8.6%	8.6%	9.5%
As of December 31, 2006, the most recent notification from the banking regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since the notification that management believes have changed the Company’s category.

No capital ratios were shown for 2005 related to First Commerce Bancorp due to the share exchange between the Company and the Bank being effective October 1, 2006. Under the terms of an agreement with the Bank’s regulatory agency, the Bank was restricted from paying dividends for a period of three years from the date of inception (December 2, 2002) to December 2, 2005.
(15)	RETIREMENT PLAN

The Company has adopted a 401(K) profit sharing plan for its employees. To participate in the Plan an employee must have been an employee at the adoption date. Subsequent to the initial enrollment an employee must complete one year of service and have attained the age of twenty-one to be eligible. The Company made $103,313, $88,047 and $30,375, respectively, in contributions to the Plan during 2006, 2005 and 2004. The Company pays all expenses of the Plan which were minimal in 2006, 2005 and 2004.

In December, 2005, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) for the benefit of certain offices of the Company. The Plan provides for retirement benefits for 180 months after the executives retires. The Plan is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2006, the SERP liability totaled $67,000. The Company expensed $64,000 in 2006 and $3,000 in 2005 related to the Plan.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005

(16)	EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

(In Thousands, Except Share and Per Share Amounts)	2006	2005	2004
Basic EPS Computation:
Numerator — Net earnings for the period	$1,078	$965	$837

Denominator — Weighted average number of common shares outstanding	1,275,118	1,261,462	1,252,864

Basic net earnings per common share	$.85	$.76	$.67

Diluted EPS Computation:
Numerator — Net earnings for the period	$1,078	$965	$837
Denominator:
Weighted average number of common shares outstanding	1,275,118	1,261,462	1,252,864
Dilutive effect of stock options	78,772	76,575	26,022

	1,353,890	1,338,037	1,278,886

Diluted net earnings per common share	$.80	$.72	$.65

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(17)	FIRST COMMERCE BANCORP, INC. - Parent Company Financial Information
FIRST COMMERCE BANCORP, INC.
(Parent Company Only)
Balance Sheet
December 31, 2006

(In Thousands)	2006
ASSETS

Investment in wholly-owned commercial bank subsidiary	$14,384	*
Deferred tax asset	10
Receivable from wholly-owned commercial bank subsidiary	12	*

Total assets	$14,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5

Stockholders’ equity:
Preferred stock, no par, authorized 20,000,000 shares	—
Common stock, par value $1.00 per share, authorized 20,000,000 shares, 1,302,245 shares issued and outstanding	1,302
Additional paid-in capital	12,184
Retained earnings	1,269
Unrealized losses on available-for-sale securities net of income taxes of $220,000	(354)

Total stockholders’ equity	14,401

Total liabilities and stockholders’ equity	$14,406

*	Eliminated in consolidation.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(17)	FIRST COMMERCE BANCORP, INC. - Parent Company Financial Information, Continued
FIRST COMMERCE BANCORP, INC.
(Parent Company Only)
Statement of Earnings and Comprehensive Earnings
For the Period October 1, 2006 (Inception) through December 31, 2006

(In Thousands)	2006
Operating expense	$36

Loss before Federal and State income tax benefits and equity in undistributed earnings of wholly-owned commercial bank subsidiary	(36)

Federal and state income tax benefits	14

Equity in undistributed earnings of wholly-owned commercial bank subsidiary	270	*

Net earnings	248

Other comprehensive earnings, net of tax:
Unrealized earnings on available-for-sale-securities arising during period, net of taxes of $105,000	169

Other comprehensive earnings	169

Comprehensive earnings	$417

*	Eliminated in consolidation.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(17)	FIRST COMMERCE BANCORP, INC. - Parent Company Financial Information, Continued
FIRST COMMERCE BANCORP, INC.
(Parent Company Only)
Statement of Changes in Stockholders’ Equity
For the Period October 1, 2006 (Inception) through December 31, 2006

				Net Unrealized
				Loss on
		Additional		Available-
	Common	Paid-In	Retained	For-Sale-
(In Thousands)	Stock	Capital	Earnings	Securities	Total
Acquisition by share exchange with First Commerce Bank, October 1, 2006	$1,275	$11,483	$1,710	$(523)	$13,945

Issuance of 2,220 shares of stock pursuant to exercise of stock options and related tax benefit	2	34	—	—	36

Issuance of 25,487 shares of stock pursuant to a 2% stock dividend	25	663	(688)	—	—

Cash payment related to fractional shares of stock dividend	—	—	(1)	—	(1)

Stock based compensation expense	—	4	—	—	4

Net change in unrealized loss on available-for- sale securities during the year, net of taxes of $105,000	—	—	—	169	169

Net earnings for the period October 1, 2006 (Inception) through December 1, 2006	—	—	248	—	248

Balance December 31, 2006	$1,302	$12,184	$1,269	$(354)	$14,401

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(17)	FIRST COMMERCE BANCORP, INC. — Parent Company Financial Information, Continued
FIRST COMMERCE BANCORP, INC.
(Parent Company Only)
Statement of Cash Flows
For the Period October 1, 2006 (Inception) through December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006
Cash flows from operating activities:
Cash paid to suppliers and other	$(22)

Net cash used in operating activities	(22)

Cash flows from financing activities:
Proceeds from exercise of stock options	22

Net cash provided by financing activities	22

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(17)	FIRST COMMERCE BANCORP, INC. - Parent Company Financial Information, Continued
FIRST COMMERCE BANCORP, INC.
(Parent Company Only)
Statement of Cash Flows, Continued
For the Year Ended December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006
Reconciliation of net earnings to net cash used in operating activities:
Net earnings	$248

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of wholly-owned commercial bank subsidiary	(270)
Stock option-based compensation expense	4
Increase in accounts payable to wholly-owned commercial bank subsidiary	10
Decrease (increase) in refundable income taxes	(14)

(270)

Net cash used in operating activities	$(22)

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
(18)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.
Cash and short-term investments
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Federal Funds Sold
The fair value of Federal funds purchased approximates the carrying amount since they are payable on demand.
Securities
The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.
Loans
Fair value are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

The estimated maturity for mortgages is modified from the contractual terms to give consideration to management’s experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale.

The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the Bank’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Deposit Liabilities
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
Advances from Federal Home Loan Bank
The fair value of the advances from the Federal Home Loan Bank are estimated by discounting the future cash outflows using current market rates.
Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written
Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are generally made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to one year with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2006 and 2005 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.
The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	(In Thousands)
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$2,393	$2,393	$1,882	$1,882
Federal funds sold	7,391	7,391	3,066	3,066
Securities	43,855	43,799	36,386	36,314
Restricted equity securities	602	640	335	438
Loans	114,423		99,427
Less: allowance for loan losses	(1,340)		(1,197)

Loans, net of allowance	113,083	109,722	98,230	95,217

Financial liabilities:
Deposits	153,682	154,098	132,513	132,409

Advances from Federal Home Loan Bank	5,000	5,088	—	—

Unrecognized financial instruments:
Unused commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006 and 2005
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
(19) QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly results of operations for the four quarters ended December 31, are as follows:

	(In Thousands, except per share data)
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$2,758	$2,602	$2,451	$2,270	$2,109	$1,934	$1,721	$1,558

Net interest income	1,287	1,259	1,248	1,225	1,219	1,123	1,032	989

Provision for loan losses	52	74	24	18	40	93	45	37

Earnings before income taxes	395	389	477	426	447	287	355	375

Net earnings	247	256	312	263	335	174	225	231

Basic earnings per common share	.20	.20	.24	.21	0.26	0.14	0.18	0.18

Diluted earnings per common share	.19	.19	.23	.19	0.24	0.13	0.17	0.18

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
I.	Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rate and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.

Non-accrual loans have been included in the loan category for 2006, 2005 and 2004, respectively. Loan fees of $225,000, $168,000 and $143,000 for 2006, 2005 and 2004, respectively, are included in loan income and represent an adjustment of the yield on these loans.

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$105,795	7.39%	7,821	87,326	6.58%	5,744	1,313	764	2,077

Investment securities — taxable	42,701	4.64	1,980	34,091	4.17	1,421	387	172	559

Investments securities — tax- exempt	87	3.45	3		—	—	3	—	3
Taxable equivalent adjustment	—	1.95	2	—	—	—	2	—	2

Total tax-exempt investment securities	87	5.75	5	—	—	—	5	—	5

Federal funds sold	4,905	5.22	256	4,613	3.10	143	10	103	113

Interest-bearing deposits in financial institutions	297	.34	1	100	3.00	3	3	(5)	(2)

Restricted equity securities	477	4.19	20	320	3.13	10	6	4	10

Total earning assets	154,262	6.54	10,083	126,450	5.79	7,321	1,738	1,024	2,762

Cash and due from banks	2,325			1,883

Allowance for loan losses	(1,245)			(1,099)

Bank premises and equipment	3,707			3,262

Other assets	3,306			1,535

Total assets	$162,355			132,031

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$6,845	1.24%	85	6,569	1.19%	78	4	3	7
Money market demand accounts	22,312	2.73	610	25,521	1.95	497	(69)	182	113
Individual retirement accounts	6,635	4.58	304	4,295	3.45	148	97	59	156
Other savings deposits	3,599	.75	27	2,357	0.76	18	9	—	9
Certificates of deposit $100,000 and over	51,889	4.47	2,322	40,846	3.35	1,368	427	527	954
Certificates of deposit under $100,000	34,124	4.32	1,474	25,819	3.29	849	317	308	625

Total interest-bearing deposits	125,404	3.85	4,822	105,407	2.81	2,958	632	1,232	1,864

Advances from Federal Home Loan Bank	4,932	4.86	240	—	—	—	240	—	240

Federal funds purchased	23	—	—	44	2.27	1	(1)	—	(1)

Total interest-bearing deposits and borrowed funds	130,359	3.88	5,062	105,451	2.81	2,959	805	1,298	2,103

Demand deposits	17,200			12,523

Other liabilities	1,246			1,195

Stockholders’ equity	13,550			12,862

Total liabilities and stockholders’ equity	$162,355			132,031

Net interest income			5,021			4,362			659

Net yield on earning assets		3.25%			3.45%

Net interest spread		2.66%			2.98%

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$87,326	6.58%	5,744	72,115	5.88%	4,241	960	543	1,503
Investment securities — taxable	34,091	4.17	1,421	17,329	3.72	645	690	86	776
Federal funds sold	4,613	3.10	143	4,165	1.34	56	7	80	87
Interest-bearing deposits in financial institutions	100	3.00	3	100	3.00	3	—	—	—
Restricted equity securities	320	3.13	10	203	1.97	4	3	3	6

Total earning assets	126,450	5.79	7,321	93,912	5.27	4,949	1,847	525	2,372

Cash and due from banks	1,883			1,447
Allowance for loan losses	(1,099)			(924)
Bank premises and equipment	3,262			2,670
Other assets	1,535			868

Total assets	$132,031			97,973

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2006 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$6,569	1.19%	78	5,395	1.02%	55	13	10	23
Money market demand accounts	25,521	1.95	497	17,688	1.48	261	138	98	236
Individual retirement accounts	4,295	3.45	148	2,214	2.57	57	67	24	91
Other savings deposits	2,357	0.76	18	1,796	0.61	11	4	3	7
Certificates of deposit $100,000 and over	40,846	3.35	1,368	30,290	2.64	800	321	247	568
Certificates of deposit under $100,000	25,819	3.29	849	18,587	2.58	480	216	153	369

Total interest-bearing deposits	105,407	2.81	2,958	75,970	2.19	1,664	748	546	1,294
Federal funds purchased	44	2.27	1	—	—	—	1	—	1

Total interest-bearing deposits and borrowed funds	105,451	2.81	2,959	75,970	2.19	1,664	749	546	1,295

Demand deposits	12,523			9,340
Other liabilities	1,195			669
Stockholders’ equity	12,862			11,994

Total liabilities and stockholders’ equity	$132,031			97,973

Net interest income			4,362			3,285			1,077

Net yield on earning assets		3.45%			3.50%

Net interest spread		2.98%			3.08%

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
II. Investment Portfolio:
     A. Investment securities at December 31, 2006 consist of the following:

	2006
	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporation	$2,200	—	46	2,154
Mortgage-backed securities	320	—	10	310

	$2,520	—	56	2,464

	2006
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$30,483	63	333	30,213
Mortgage-backed securities	9,993	—	293	9,700
Collateralized mortgage obligations	282	—	10	272
Obligations of states and political subdivisions	1,151	—	1	1,150

	$41,909	63	637	41,335

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
II.	Investment Portfolio, Continued:

A.	Continued:

Securities at December 31, 2005 consist of the following:

	2005
	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporation	$2,200	—	62	2,138
Mortgage-backed securities	396	—	10	386

	$2,596	—	72	2,524

	2005
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$21,638	—	413	21,225
Mortgage-backed securities	12,580	—	400	12,180
Collateralized mortgage obligations	399	—	14	385

	$34,617	—	827	33,790

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
II.	Investment Portfolio, Continued:

A.	Continued:

Investment securities at December 31, 2004 consist of the following:

	2004
	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporation	$2,200	7	12	2,195
Mortgage-backed securities	505	3	—	508

	$2,705	10	12	2,703

	2004
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$12,167	26	14	12,179
Mortgage-backed securities	10,039	9	115	9,933
Collateralized mortgage obligations	575	—	9	566

	$22,781	35	138	22,678

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2006.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	400	387	3.35
Over five years through 10 years	400	387	4.65
Over 10 years	1,400	1,380	6.00

Total securities of U.S. Treasury and other U.S. Government agencies and corporation	2,200	2,154	5.27

Other:
Mortgage-backed securities	320	310	4.22

Total held-to-maturity securities	$2,520	2,464	5.14%

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
II.	Investment Portfolio, Continued:
B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$500	499	4.02%
One to five years	16,995	16,714	4.32
Over five years through 10 years	8,997	8,966	5.67
Over 10 years	3,991	4,034	5.59

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	30,483	30,213	4.88

Obligations of states and political subdivision:
Less than one year	—	—	—
One to five years	—	—	—
Over five years through 10 years	—	—	—
Over 10 years	1,151	1,150	3.85

Total obligations of states and political subdivisions	1,151	1,150	3.85

Other:
Collateralized mortgage obligations	282	272	3.21
Mortgage-backed securities	9,993	9,700	4.09

Total available-for-sale securities	$41,909	41,335	4.66%

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
III.	Loan Portfolio:
A.	Loan Types

The following schedule details the loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002.

	In Thousands
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$53,278	45,307	34,421	27,602	7,090
Real estate — construction	16,426	12,420	5,573	3,149	176
Real estate — mortgage	37,269	34,440	31,481	26,152	3,598
Consumer	7,450	7,260	6,675	5,480	928

Total loans	114,423	99,427	78,150	62,383	11,792
Less allowance for loan losses	(1,340)	(1,197)	(1,001)	(785)	(147)

Net loans	$113,083	98,230	77,149	61,598	11,645

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2006:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:
Commercial, financial and agricultural	$15,653	35,060	2,565	53,278
Real estate — construction	11,082	4,865	479	16,426

	$26,735	39,925	3,044	69,704

Interest-Rate Sensitivity:
Fixed interest rates	$12,265	28,132	—	40,397
Floating or adjustable interest rates	14,470	11,793	3,044	29,307

Total commercial, financial and agricultural loans plus real estate - construction loans	$26,735	39,925	3,044	69,704

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
III.	Loan Portfolio, Continued:
C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Non accrual loans:
Commercial, financial and agricultural	$2	3	3	—	—
Real estate - construction	—	—	—	—	—
Real estate — mortgage	—	25	57	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$2	28	60	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$—	—	—	—	—

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non- performing loans	$2	28	60	—	—

Total loans, net of unearned interest	$114,423	99,427	78,150	62,383	11,792

Percent of total loans outstanding, net of unearned interest	—%	0.03	0.08	—	—

Other real estate	$—	—	—	—	—

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $2,000 at December 31, 2006, $28,000 at December 31, 2005 and $60,000 at December 31, 2004. There were no loans on non-accrual status at December 31, 2003 or December 31, 2002. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2004 if the loans had been current totaled $3,000. Had interest been recorded on non-accrual loans for the years ended December 31, 2006 and 2005, interested income would have increased by an insignificant amount for reporting purposes. The amount of interest and fee income recognized on total loans during 2006 totaled $7,821,000 as compared to $5,745,000 in 2005, $4,241,000 in 2004, $2,548,000 in 2003 and $41,000 in 2002.

At December 31, 2006, loans totaling $288,000 were included in the Company’s internal classified loan list. Of these loans $57,000 are commercial, $200,000 are real estate and $31,000 are consumer. The collateral value related to these loans approximated $520,000 ($76,000 related to commercial, $409,000 related to real estate, and $35,000 related to installment). Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2006, there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

There was no other real estate at December 31, 2006, 2005, 2004, 2003 and 2002.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
IV.	Summary of Loan Loss Experience

The following schedule details selected information related to the allowance for loan loss account of the Company for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of period	$1,197	1,001	785	147	—

Less: net loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	—	—	3	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	1	2	—	—	—
Consumer	28	25	19	18	—
Lease financing	—	—	—	—	—

	29	27	22	18	—

Recoveries:
Commercial, financial and agricultural	—	—	—	—	—
Real estate construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	4	8	2	8	—
Lease financing	—	—	—	—	—

	4	8	2	8	—

Net loan charge-offs	25	19	20	10	—

Provision for loan losses charged to expense	168	215	236	648	147

Allowance for loan losses at end of period	$1,340	1,197	1,001	785	147

Total loans, net of unearned interest, at end of year	$114,423	99,427	78,150	62,383	11,792

Average total loans outstanding, net of unearned interest, during the year	$105,795	87,326	72,115	41,894	6,050

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during the year	0.02%	0.02	0.03	0.02	—

Ending allowance for loan losses as a percentage of total loans outstanding, net of unearned interest, at end of year	1.17%	1.20	1.28	1.26	1.25

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
IV.	Summary of Loan Loss Experience, Continued

The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for loan losses.

The Company maintains its allowance for loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio. Since the Company is a new organization, management has taken a very conservative approach to the allowance for loan losses. Management was required to maintain a minimum of 1.25% of loans in the allowance for loan losses for its first three years of operation which restriction expired in December, 2005.

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	In	To	In	To
	Thousands	Total Loans	Thousands	Total Loans
Commercial, financial and agricultural	$939	46.6%	$847	45.6%
Real estate — construction	132	14.3	73	12.5
Real estate — mortgage	149	32.6	143	34.6
Consumer	120	6.5	134	7.3

	$1,340	100.0%	$1,197	100.0%

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
IV.	Summary of Loan Loss Experience, Continued

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	In	To	In	To
	Thousands	Total Loans	Thousands	Total Loans
Commercial, financial and agricultural	$443	44.0%	$150	19.2%
Real estate — construction	71	7.2	15	1.9
Real estate — mortgage	396	40.3	546	70.0
Consumer	91	8.5	74	8.9

	$1,001	100.0%	$785	100.0%

	December 31, 2002
		Percent of
		Loans in
		Each
		Category
	In	To
	Thousands	Total Loans
Commercial, financial and agricultural	$89	60.1%
Real estate — construction	2	1.5
Real estate — mortgage	45	30.5
Consumer	11	7.9

	$147	100.0%

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
V.	Deposits

The average amounts for deposits for the years 2006, 2005 and 2004 are detailed in the following schedule:

	2006		2005		2004
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$17,200	—%	12,523	—%	9,340	—%
Negotiable order of withdrawal accounts	6,845	1.24	6,569	1.19	5,395	1.02
Money market demand accounts	22,312	2.73	25,521	1.95	17,688	1.48
Individual retirement accounts	6,635	4.58	4,295	3.45	2,214	2.57
Other savings	3,599	0.75	2,357	0.76	1,796	0.61
Certificates of deposit $100,000 and over	51,889	4.47	40,846	3.35	30,290	2.64
Certificates of deposit under $100,000	34,124	4.32	25,819	3.29	18,587	2.58

	$142,604	3.38%	117,930	2.51%	85,310	1.95%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2006:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$12,503	—	12,503

Three to six months	13,866	632	14,498

Six to twelve months	17,401	1,135	18,536

More than twelve months	10,450	1,311	11,761

	$54,220	3,078	57,298

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
VI.	Return on Equity and Assets

The following schedule details selected key ratios of the Company at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Return on assets	0.66%	0.73%	0.85%
(Net income divided by average total assets)

Return on equity	7.96%	7.50%	6.98%
(Net income divided by average equity)

Dividend payout ratio (1)	—%	20.0%	—%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	8.35%	9.74%	12.24%
(Average equity divided by average total assets)

Leverage capital ratio	8.63%	9.47%	11.43%
(Equity divided by fourth quarter average total assets, excluding the net unrealized loss on available-for-sale securities)
The minimum leverage capital ratio required by the regulatory agencies is 4%.
Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.
(1)	Under the terms of an agreement with the Bank’s regulatory agency, the Bank was restricted from paying dividends for a period of three years from the date of inception (December 2, 2002).

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2006 excluding the net unrealized loss on available-for-sale securities which is shown as a reduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding unrealized loss on available-for-sale securities	$14,755

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,340

Total capital	$16,095

Risk-weighted assets	$118,241

Risk-based capital ratios:
Tier I capital ratio	12.48%

Total risk-based capital ratio	13.61%

In order to be considered adequately capitalized, the Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2006, the Company and its subsidiary bank were in compliance with these requirements.

FIRST COMMERCE BANCORP, INC.
Form 10-KSB
December 31, 2006
VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s interest rate sensitivity at December 31, 2006:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$114,423	33,977	5,467	7,205	9,738	58,036
Securities	43,855	189	878	567	2,134	40,087
Federal funds sold	7,391	7,391	—	—	—	—
Restricted equity securities	602	602	—	—	—	—
Interest-bearing deposits in financial institutions	158	158	—	—	—	—

Total earning assets	166,429	42,317	6,345	7,772	11,872	98,123

Interest-bearing liabilities:
Money market demand accounts	21,216	21,216	—	—	—	—
Individual retirement accounts $100,000 and over	3,078	776	—	521	470	1,311
Savings	4,239	4,239	—	—	—	—
Individual retirement accounts under $100,000	4,401	491	514	671	514	2,211
Certificates of deposit, $100,000 and over	54,220	9,432	9,107	13,217	12,014	10,450

Certificates of deposit, under $100,000	37,356	5,003	5,314	9,421	8,935	8,683
Advances from Federal Home Loan Bank	5,000	—	—	—	—	5,000

	129,510	41,157	14,935	23,830	21,933	27,655

Interest-sensitivity gap	$36,919	1,160	(8,590)	(16,058)	(10,061)	70,468

Cumulative gap		1,160	(7,430)	(23,488)	(33,549)	36,919

Interest-sensitivity gap as % of total assets		.67	(4.93)	(9.21)	(5.77)	40.41

Cumulative gap as % of total assets		.67	(4.26)	(13.47)	(19.24)	21.17

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Charter of First Commerce Bancorp, Inc.(1)

3.2	Bylaws of First Commerce Bancorp, Inc.(1)

4.1	Charter of First Commerce Bancorp, Inc.(1)

4.2	Bylaws of First Commerce Bancorp, Inc.(1)

4.3	Specimen Stock Certificate

10.1	First Commerce Bank 2002 Stock Option Plan(1)*

10.2	First Commerce Bank Supplemental Executive Retirement Plan*

10.3	First Commerce Bank Supplemental Executive Retirement Plan Participation Agreement for Robert E. Wiles, Jr.*

10.4	First Commerce Bank Supplemental Executive Retirement Plan Participation Agreement for D. Glenn Hardison*

10.5	First Commerce Bank Supplemental Executive Retirement Plan Participation Agreement for William B. Marsh*

21.1	Subsidiaries of the Company

23.1	Consent of Maggart & Associates, P.C.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K12G3 as filed with the SEC on October 10, 2006.