Form 10QSB
period 2007-03-31
First Commerce Bancorp, Inc.
filed 2007-05-15
CIK 1376627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File No. 000-52257
FIRST COMMERCE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)
62-1867883

(I.R.S. Employer Identification No.)
TENNESSEE

(State or other jurisdiction of incorporation or organization)
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
Yes ☑       No ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes ☐       No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock outstanding, $1.00 par value: 1,325,506 at May 14, 2007
     Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant, First Commerce Bancorp, Inc. (the “Company”) are as follows:

Consolidated Balance Sheets — March 31, 2007 and December 31, 2006

Consolidated Statements of Earnings — For the three months ended March 31, 2007 and 2006

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows — For the three months ended March 31, 2007 and 2006

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3T. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Certifications
Ex-31.1 Section 302 Certification of the CEO
Ex-31.1 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO & CFO

FIRST COMMERCE BANCORP, INC.
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans, less allowance for loan losses of $1,372,000 and $1,340,000, respectively	$117,945	$113,083
Securities held-to-maturity, at amortized cost (market value $2,454,000 and $2,464,000, respectively)	2,499	2,520
Securities available-for-sale, at market (amortized cost of $39,913,000 and $41,909,000, respectively)	39,476	41,335
Restricted equity securities	602	602
Interest-bearing deposit in financial institution	106	158
Federal funds sold	8,643	7,391

Total earning assets	169,271	165,089

Cash and due from banks	2,164	2,235
Premises and equipment, net	3,582	3,621
Accrued interest receivable	1,157	1,321
Deferred income taxes	378	420
Other assets	1,740	1,712

Total assets	$178,292	$174,398

Liabilities and Stockholders’ Equity

Deposits	$156,851	$153,682
Accrued interest payable	1,043	997
Accounts payable and other liabilities	451	318
Advances from Federal Home Loan Bank	5,000	5,000

Total liabilities	163,345	159,997

Stockholders’ equity:
Preferred stock, no par, authorized 20,000,000 shares	—	—
Common stock, $1 par value; authorized 20,000,000 shares, 1,317,460 and 1,302,245 shares issued and outstanding, respectively	1,318	1,302
Additional paid-in capital	12,322	12,184
Net unrealized losses on available-for-sale securities, net of taxes of $167,000 and $220,000, respectively	(270)	(354)
Retained earnings	1,577	1,269

Total stockholders’ equity	14,947	14,401

Total liabilities and stockholders’ equity	$178,292	$174,398

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands,
	Except Per Share Amounts
	and outstanding shares)
Interest income:
Interest and fees on loans	$2,240	$1,763
Interest and dividends on securities:
Taxable securities	504	443
Exempt from Federal income taxes	11	—
Interest on restricted equity securities	6	—
Interest on Federal funds sold	73	63
Interest on interest-bearing deposits in financial institutions	—	1

Total interest income	2,834	2,270

Interest expense:
Interest on negotiable order of withdrawal accounts	23	20
Interest on money market accounts	166	151
Interest on savings accounts	9	6
Interest on certificate of deposits over $100,000	756	481
Interest on certificates of deposits — other	511	328
Interest on Federal Home Loan Bank advances	60	59

Total interest expense	1,525	1,045

Net interest income before provision for loan losses	1,309	1,225
Provision for loan losses	49	18

Net interest income after provision for loan losses	1,260	1,207

Non-interest income:
Service charges on deposit accounts	82	55
Other fees and commissions	114	53
Fees on mortgage originations	63	29

Total other income	259	137

Non-interest expense:
Salaries and employee benefits	609	524
Occupancy expenses	57	55
Furniture and equipment expense	57	63
Professional fees	54	37
Data processing expense	132	114
Loss on sale of fixed assets	1	—
Other operating expenses	146	125

Total other expenses	1,056	918

Earnings before income taxes	463	426

Income taxes	155	163

Net earnings	$308	$263

Weighted average shares outstanding — basic	1,310,010	1,273,240

Weighted average shares outstanding — diluted	1,379,559	1,352,839

Basic earnings per common share	$.24	$.21

Diluted earnings per common share	$.22	$.19

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)
Net earnings	$308	$263

Other comprehensive earnings (loss):
Unrealized losses on available-for-sale securities arising during period, net of taxes of $53,000 and $71,000, respectively	84	(112)

Other comprehensive earnings (loss)	84	(112)

Comprehensive earnings	$392	$151

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$3,007	$2,318
Fees and commissions received	259	137
Interest paid	(1,479)	(934)
Cash paid to suppliers and employees	(888)	(899)
Income taxes paid	(166)	(343)

Net cash provided by operating activities	733	279

Cash flows from investing activities:
Increase (decrease) in interest-bearing deposits in financial institutions	52	(274)
Proceeds from paydowns of held-to-maturity securities	21	20
Proceeds from calls, maturities, and paydowns of available- for-sale securities	1,987	605
Proceeds from sale of fixed assets	16	—
Purchase of available-for-sale securities	(4,911)	(8,476)
Loans made to customers, net of repayments	(38)	(1,524)
Purchase of premises and equipment, net	—	(22)
Purchase of restricted equity security	—	(98)

Net cash used in investing activities	(2,873)	(9,769)

Cash flows from financing activities:
Net decrease in non-interest bearing, savings and NOW deposit accounts	(1,307)	(40)
Net increase in time deposits	4,476	5,030
Proceeds from sale of common stock issued pursuant to stock option plan	152	15
Net increase in FHLB borrowings	—	5,000

Net cash provided by financing activities	3,321	10,005

Net increase in cash and cash equivalents	1,181	515

Cash and cash equivalents at beginning of period	9,626	4,847

Cash and cash equivalents at end of period	$10,807	$5,362

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$308	$263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	60	58
Amortization and accretion	9	14
Stock based compensation expense	2	3
Provision for loan losses	49	18
Decrease in interest receivable	164	34
Increase in deferred taxes	(11)	(6)
Increase in interest payable	46	111
Increase in other assets	(28)	(4)
Increase (decrease) in other liabilities	133	(212)
Loss on sale of fixed assets	1	—

	425	16

Net cash provided by operating activities	$733	$279

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $53,000 and $71,000, respectively	$84	$(112)

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
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of First Commerce Bancorp, Inc. (the “Company”) as of March 31, 2007 and December 31, 2006 and the results of operations for the three months ended March 31, 2007 and 2006, comprehensive earnings for the three months ended March 31, 2007 and 2006, and changes in cash flows for the three months ended March 31, 2007 and 2006. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2006 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to 2006 and 2007 interim financial information for purposes of consistent presentation with the correct period.
On September 26, 2006 the shareholders of First Commerce Bank (“the Bank”) approved a share exchange between the Company and the Bank on a one for one basis (the “Share Exchange”) pursuant to which the Company acquired 100% of the outstanding common stock of the Bank and the shareholders of the Bank exchanged their shares of Bank common stock for Company common stock. The transaction was consummated on October 6, 2006.
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	2007	2006
	(In Thousands)
Balance, January 1, 2007 and 2006	$1,340	$1,197
Add (deduct):
Reclassification of allowance for unfunded commitments to a liability account	(17)	—
Losses charged to allowance	—	(15)
Recoveries credited to allowance	—	1
Provision for loan losses	49	18

Balance, March 31, 2007 and 2006	$1,372	$1,201

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Allowance for Loan Losses, Continued
The provision for loan losses was $49,000 and $18,000 for the first three months of 2007 and 2006, respectively. The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (classified as a liability if significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.
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

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Earnings Per Share, Continued
The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and 2006:

(In Thousands, Except Share Amounts)	2007	2006
Basic EPS Computation:
Numerator – Net earnings for the period	$308	$263

Denominator – Weighted average number of common shares outstanding	1,310,010	1,273,240

Basic earnings per common share	$.24	$.21

Diluted EPS Computation:
Numerator – Net earnings for the period	$308	$263

Denominator:
Weighted average number of common shares outstanding	1,310,010	1,273,240
Effect of stock options	69,549	79,599

	1,379,559	1,352,839

Diluted earnings per common share	$.22	$.19

Stock Option Plan
In December, 2002 the Board of Directors of the Bank approved the First Commerce Bank 2002 Stock Option Plan (the “Plan”). In conjunction with the Share Exchange, the Plan and all options outstanding under the Plan were assumed by the Company and now represent options to purchase a like number of shares of the Company’s common stock. The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 146,666 shares of common stock to employees and organizers of the Company and up to 73,334 shares of common stock for future use as decided by the Board of Directors. At March 31, 2007, 146,665 shares have been granted at $10 per share and 34,915 shares have been granted at $22 per share (1,352 shares have been forfeited and 41,973 shares have been exercised). Of these shares 110,310 are exercisable as of March 31, 2007.
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
A summary of the stock option activity for 2007 is as follows:

	2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	153,470	$12.73
Granted	—	—
Exercised	(15,215)	10.00
Forfeited	—	—

Outstanding at end of year	138,255	$13.03

Options exercisable at year end	110,310	$10.75

Aggregate intrinsic value of options outstanding (in thousands)		$1,932

Aggregate intrinsic value of options exercisable (in thousands)		$1,792

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $259,000.
As of March 31, 2007, there was $19,000 of total unrecognized cost related to non-vested share-based compensation arrangements grant under the Plan. The cost is expected to be recognized over a weighted-average period of 1.67 years.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation
     Forward-Looking Statements
Management’s discussion of First Commerce Bancorp, Inc. (the Company) and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, projects, anticipate, forecast and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ materially from the results anticipated, include (without limitation) economic and social conditions, competition for loans, mortgages, deposits and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services cannot be predicted, and because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.
The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.
General
     The Company is a one bank holding company which acquired 100% of First Commerce Bank’s (“the Bank”) common stock on October 2, 2006. First Commerce Bank is a state chartered bank which began operations on December 2, 2002. First Commerce Bank operates as a full-service community bank chartered under the laws of the State of Tennessee with deposits insured through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (FDIC). It has elected not to apply for membership in the Federal Reserve System. The Bank offers a wide range of banking services including checking, savings, money market accounts, certificates of deposits and loans for consumer, commercial and real estate purposes. The Company is subject to regulation, supervision, and examination by the Tennessee Department of Financial Institutions and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders. The area served by the Company is Marshall and adjacent counties of Middle Tennessee. Services are provided at the main office in Lewisburg, Tennessee, a branch in Lewisburg, Tennessee and a branch in Chapel Hill, Tennessee. In addition, the Bank has a wholly-owned subsidiary, First Commerce Mortgage Company, Inc.

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
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the annual consolidated financial statements filed in conjunction with the Company’s Annual Report on Form 10-KSB for previous years.
Formation of Holding Company
     On October 6, 2006, the Company consummated its acquisition of 100% of the outstanding shares of the Bank’s common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of August 9, 2006, by and between the Company and the Bank. In connection with the Share Exchange, the holders of the Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock and the Company assumed the Bank’s 2002 Stock Option Plan (“the Plan”) and all of the outstanding options issued pursuant to the Plan. Following consummation of the Share Exchange, the Company became a bank holding company registered under the Bank Holding Company Act of 1956, as amended and as a result is subject to regulation by the Board of Governors of the Federal Reserve Bank.
Results of Operations
     The Company had earnings of $308,000 for the three months ended March 31, 2007 as compared to earnings of $263,000 for the same period in 2006. The increased earnings for the three months ended March 31, 2007 as compared to the same period in 2006 are primarily a result of growth in the Company. On a per share basis, the net earnings for the three months ended March 31, 2007 resulted in basic and diluted earnings per common share of $.24 and $.22, respectively. On a per share basis, the net earnings for the three months ended March 31, 2006 resulted in basic and diluted earnings per common share of $.21 and $.19, respectively.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the three months ended March 31, 2007 and 2006, respectively, was $2,834,000 and $2,270,000 an increase of $564,000 or 24.8%, and total interest expense was $1,525,000 and $1,045,000 an increase of $480,000, or 45.9%. Net interest income for the three months ended March 31, 2007 and 2006 totaled $1,309,000 and $1,225,000, respectively an increase of $84,000 or 6.9%. The increase in interest expense related to an increase in the volume of our liabilities as well as an increase in rates paid on interest-bearing deposits and other borrowings. Management currently believes that interest rates will remain stable for the remainder of 2007. Managing interest rate risk is a very subjective exercise based on a wide variety of factors, and is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $49,000 and $18,000 for the three months ended March 31, 2007 and 2006, respectively. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.
     The allowance for loan losses at March 31, 2007 and December 31, 2006 was $1,372,000 and $1,340,000, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at March 31, 2007 to be adequate. The allowance for loan losses was 1.15% and 1.17% of total loans at March 31, 2007 and December 31, 2006, respectively.
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, fees on mortgage originations and other fees and commissions. Total non-interest income for the three months ended March 31, 2007 and 2006 was $259,000 and $137,000, respectively an increase of $122,000 or 89.1%. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees and commissions, fees on mortgage originations and service charges on deposit accounts will increase for the remainder of 2007 due to the expected growth of the Company.
Non-Interest Expense
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, professional fees, data processing expense and other operating expenses. The non-interest expense for the three months ended March 31, 2007 and 2006 totaled $1,056,000 and $918,000, respectively, an increase of $138,000 or 15.0%. The increases in non-interest expense are attributable primarily to increases in salaries and benefits due to the continued growth of the Company.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Income Taxes
     Income taxes expense totaled $155,000 and $163,000 for the three months ended March 31, 2007 and 2006, respectively. As noted above, this has a direct impact on reportable earnings.
Financial Condition
     Balance Sheet Summary. The Company’s total assets were $178,292,000 and $174,398,000 at March 31, 2007 and December 31, 2006, respectively. Loans, net of allowance for loan losses, totaled $117,945,000 and $113,083,000 at March 31, 2007 and December 31, 2006, respectively, and investment securities totaled $41,975,000 and $43,855,000, respectively. Restricted equity securities were $602,000 at March 31, 2007 and December 31, 2006. The increase in assets are due to continued growth of the Company.
     Total liabilities were $163,345,000 and $159,997,000 at March 31, 2007 and December 31, 2006, respectively, and stockholders’ equity was $14,947,000 and $14,401,000, respectively. A more detailed discussion of assets, liabilities and capital follows.
     Loans
     Loan categories are as follows:

	March 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$56,470	47.3%	$53,278	46.6%
Consumer	7,855	6.6	7,450	6.5
Real estate — mortgage	36,828	30.9	37,269	32.6
Real estate — construction	18,164	15.2	16,426	14.3

Total	$119,317	100.0%	$114,423	100.0%

     Loans are a large component of the Company’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; consumer; real estate — mortgage; and real estate — construction. The table above sets forth the loan categories in the portfolio at March 31, 2007 and December 31, 2006.
     As represented in the table, primary loan growth was in commercial, financial and agricultural loans. Management continues to focus on maintaining strong asset quality as it grows the Company’s loan portfolio.
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
     The Company’s first mortgage single family residential and consumer loans which total approximately $26,344,000 and $7,855,000, respectively at March 31, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
     The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s anticipated ability to pay.
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2007 and December 31, 2006 the Company had $2,000 of loans on nonaccrual status.
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

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
     As of March 31, 2007, the Company had impaired loans totaling $59,000. A specific reserve of $6,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $1,000 and the average recorded investment for the three months ended March 31, 2007 was $59,000. At December 31, 2006, impaired loans totaled $57,000 with a specific allowance for loan loss allocated of $6,000. The total amount of interest recognized on impaired loans approximated $4,000 and the average recorded investment was $60,000 for the year ended December 31, 2006. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans. The total value of the collateral securing these loans at March 31, 2007 is approximately $76,000.
     Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2007 and December 31, 2006 , totaled $2,000.
     The following schedule details selected information as to non-performing loans of the Company at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	(In Thousands)		(In Thousands)
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
Real estate loans	$—	—	$—	—
Consumer loans	—	—	—	—
Commercial	—	2	—	2

	$—	2	$—	2

Renegotiated loans	$—		$—

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
Securities
     Securities totaled $41,975,000 and $43,855,000 at March 31, 2007 and December 31, 2006, respectively, and were a primary component of the Company’s earning assets. Restricted equity securities totaled $602,000 at March 31, 2007 and December 31, 2006. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of SFAS No. 115, securities are to be classified in three categories and accounted for as follows:
•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     The Company’s classification of securities as of March 31, 2007 and December 31, 2006 is as follows:

	Available-for-Sale (In Thousands)
	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. government agencies and corporations	$28,978	28,803	$30,483	30,213
Mortgage-backed securities	9,784	9,530	9,993	9,700
Collateralized mortgage obligations	—	—	282	272
Obligations of states and political subdivisions	1,151	1,143	1,151	1,150

	$39,913	39,476	$41,909	41,335

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Securities, Continued

	Held-To-Maturity (In Thousands)
	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. government agencies and corporations	$2,200	2,164	$2,200	2,154
Mortgage-backed securities	299	290	320	310

	$2,499	2,454	$2,520	2,464

     No securities have been classified as trading securities.
Deposits
     Deposits totaled $156,851,000 and $153,682,000 at March 31, 2007 and December 31, 2006, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
     Management believes Marshall County and the surrounding areas are a growing economic market offering growth opportunities for the Company; however, the Company competes with several of the larger bank holding companies that have company offices in this area. Even though the Company is in a very competitive market, management currently believes that its market share will be expanded as a result of the fact that the Company is the only locally owned financial institution that offers personalized service. However, no assurance of market growth can be given.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $587,000 will mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2007, loans of approximately $59.4 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $49.3 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.
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
Capital Position and Dividends
     At March 31, 2007 and December 31, 2006, total stockholders’ equity was $14,947,000 and $14,401,000 or 8.4% and 8.3%, respectively, of total assets. During the three months ended March 31, 2007, stockholders’ equity increased $546,000 resulting from a decrease in unrealized losses on available-for-sale securities of $84,000, net earnings of $308,000, proceeds from sale of stock issued pursuant to the exercise of options granted pursuant to the Plan of $152,000 and $2,000 of stock-based compensation.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2007, the Company’s total risk-based capital ratio was 13.4% and its Tier I risk-based capital ratio was 12.3%. At December 31, 2006, the Company’s total risk-based capital ratio was 13.6% and its Tier I risk-based capital ratio was 16.5%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At March 31, 2007, the Company had a leverage ratio of 8.7%. At December 31, 2006 the Company had a leverage ratio of 9.5%.
     On April 26, 2005, management announced that general policy in the future will be to pay a cash or stock dividend up to 25% of prior fiscal year earnings if the Company’s budgeted net earnings are achieved and other liquidity needs do not arise. There are statutory, regulatory and prudential limitations on the payment of dividends by the Company to its shareholders or by the Bank to the Company. Tennessee law restricts the amount of dividends that may be paid by the Company. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital and surplus is below certain statutory limits. Dividends can also be restricted under federal law, and under state safety and soundness considerations, as a result of a declining or inadequate capital level. Presently, the Company’s capital position would enable it to pay dividends, if the board of directors so determined. Dividends are never assured.
     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the three months ended March 31, 2007, the Company issued 15,215 shares of its common stock at $10 per share as a result of exercises of stock options. The Company did not redeem any shares of its voting common stock during the quarter ended March 31, 2007. The Company’s legal ability to redeem shares going forward is limited as well as being subject to Board discretion. During any given period privately negotiated trades may involve the Company, its directors `and officers and, accordingly, may not be reliable indicators of value. The Company believes that Marshall County, Tennessee, is the principal market for the Company’s common stock.
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

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Off Balance Sheet Arrangements
     At March 31, 2007 the Company had unfunded loan commitments and lines of credit outstanding of $17,400,000 and outstanding standby letters of credit of $1,696,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings. However, subsequent to March 31, 2007 the Company liquidated available-for-sale securities to reprice the securities and obtain a higher yield. The Company had a realized loss on these available-for-sale securities of approximately $665,000.
Impact of Inflation
     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations for the period of this report.
Item 3T. Controls and Procedures
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2007.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB, as well as those discussed with respect to dividends in the part of the Company’s Annual report on Form 10-KSB, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

PART II. OTHER INFORMATION, CONTINUED
Item 5. OTHER INFORMATION
     (a) None
     (b) Not applicable
Item 6. EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE BANCORP, INC. (Registrant)

/s/ William B. Marsh
DATE: May 15, 2007	William B. Marsh, President and Chief Executive Officer

/s/ Glenn Hardison
DATE: May 15, 2007	Glenn Hardison, Chief Financial and Accounting Officer