Form 10QSB
period 2007-06-30
First Commerce Bancorp, Inc.
filed 2007-08-14
CIK 1376627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Common stock outstanding, $1.00 par value: 1,326,909 shares at August 14, 2007
     Transitional Small Business Disclosure Format (check one): Yes ☐          No ☑

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant, First Commerce Bancorp, Inc. (the “Company”) are as follows:

Consolidated Balance Sheets — June 30, 2007 and December 31, 2006.

Consolidated Statements of Operations — For the three months and six months ended June 30, 2007 and 2006.

Consolidated Statements of Comprehensive Earnings (Losses) — For the three months and six months ended June 30, 2007 and 2006.

Consolidated Statements of Cash Flows — For the six months ended June 30, 2007 and 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3T. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits.

Signatures

Certifications
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO and CFO

FIRST COMMERCE BANCORP, INC.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In Thousands)
Assets

Loans, less allowance for loan losses of $1,372,000 and $1,340,000, respectively	$118,919	$113,083
Securities held-to-maturity, at amortized cost (market value $2,382,000 and $2,464,000, respectively)	2,479	2,520
Securities available-for-sale, at market (amortized cost of $42,847,000 and $41,909,000, respectively)	41,838	41,335
Restricted equity securities	644	602
Interest-bearing deposits in financial institutions	109	158
Federal funds sold	4,710	7,391

Total earning assets	168,699	165,089

Cash and due from banks	1,520	2,235
Bank premises and equipment, net	3,547	3,621
Accrued interest receivable	1,325	1,321
Deferred income taxes	681	420
Other assets	1,794	1,712

Total assets	$177,566	$174,398

Liabilities and Shareholders’ Equity

Deposits	$156,576	$153,682
Accrued interest payable	987	997
Accounts payable and other liabilities	339	318
Advances from Federal Home Loan Bank	5,000	5,000

Total liabilities	162,902	159,997

Shareholders’ equity:
Preferred stock, no par, authorized 20,000,000 shares	—	—
Common stock, $1 par value; authorized 20,000,000 shares, 1,326,909 and 1,302,245 shares issued and outstanding, respectively	1,327	1,302
Additional paid-in capital	12,410	12,184
Net unrealized losses on available-for-sale securities, net of taxes of $415,000 and $220,000, respectively	(594)	(354)
Retained earnings	1,521	1,269

Total shareholders’ equity	14,664	14,401

Total liabilities and shareholders’ equity	$177,566	$174,398

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars In Thousands, Except Share and Per Share Amounts)
Interest income:
Interest and fees on loans	$2,317	$1,901	$4,557	$3,664
Interest and dividends on securities:
Taxable securities	486	509	990	948
Exempt from Federal income taxes	24		35	—
Interest and dividends on restricted equity securities	—	5	6	9
Interest on interest-bearing deposits in financial institutions	—	—	—	1
Interest on Federal funds sold	185	36	258	99

Total interest income	3,012	2,451	5,846	4,721

Interest expense:
Interest on negotiable order of withdrawal accounts	27	21	50	41
Interest on money market demand accounts	176	158	342	309
Interest on savings accounts	9	6	18	12
Interest on certificate of deposits over $100,000	791	574	1,547	1,055
Interest on certificate of deposits — other	541	383	1,052	711
Interest on Federal Home Loan Bank advances	60	61	120	118

Total interest expense	1,604	1,203	3,129	2,246

Net interest income before provision for loan losses	1,408	1,248	2,717	2,475

Provision for loan losses	7	24	56	42

Net interest income after provision for loan losses	1,401	1,224	2,661	2,433

Non-interest income:
Service charges on deposit accounts	73	71	155	126
Other fees and commissions	85	73	199	126
Fees on mortgage originations	66	75	129	104

Total other income	224	219	483	356

Non-interest expense:
Salaries and employee benefits	611	548	1,220	1,074
Occupancy expenses	58	66	115	121
Furniture and equipment expense	70	68	127	131
Professional fees	80	40	134	77
Loss on sale of fixed assets	—	10	1	10
Data processing expense	127	122	259	236
Other operating expense	134	112	280	237
Loss on sale of securities	666	—	666	—

Total other expenses	1,746	966	2,802	1,886

Earnings (loss) before income taxes	(121)	477	342	903

Income tax benefit (expense)	65	(165)	(90)	(328)

Net earnings (loss)	$(56)	$312	$252	$575

Weighted average shares outstanding-basic	1,324,198	1,274,331	1,317,143	1,273,787

Weighted average shares outstanding-diluted	1,389,117	1,354,026	1,382,062	1,353,482

Basic earnings (loss) per common share	$(.04)	$.24	$.19	$.45

Diluted earnings (loss) per common share	$(.04)	$.23	$.18	$.42

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Comprehensive Earnings (Loss)
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings (loss)	$(56)	$312	$252	$575

Other comprehensive loss:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $503,000 and $135,000, $450,000 and $206,000, respectively	(735)	(218)	(651)	(330)
Less: reclassification adjustment for losses included in earnings, net of taxes of $255,000	411	—	411	—

Other comprehensive loss	(324)	(218)	(240)	(330)

Comprehensive earnings (loss)	$(380)	$94	$12	$245

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$5,814	$4,522
Fees and commissions received	449	326
Interest paid	(3,139)	(2,123)
Cash paid to suppliers and employees	(2,036)	(2,179)
Income taxes paid	(156)	(270)

Net cash provided by operating activities	932	276

Cash flows from investing activities:
Loans made to customers, net of repayments	(5,892)	(5,567)
Purchase of premises and equipment	(65)	(108)
Proceeds from paydowns, calls and maturities of available-for- sale securities	2,311	1,234
Proceeds from paydowns of held-to-maturity securities	41	40
Purchase of available-for-sale securities	(28,024)	(8,976)
Proceeds from sales of available-for-sale securities	24,095	—
Decrease (increase) in interest-bearing deposit in financial institutions	49	(174)
Purchase of restricted equity securities	—	(140)
Proceeds from sale of fixed assets	16	16

Net cash used in investing activities	(7,469)	(13,675)

Cash flows from financing activities:
Net decrease in non-interest bearing, savings and NOW deposit accounts	(2,674)	(3,474)
Net increase in time deposits	5,568	11,419
Net increase in FHLB borrowings	—	5,000
Proceeds from sale of common stock issued pursuant to stock option plan	247	26

Net cash provided by financing activities	3,141	12,971

Net decrease in cash and cash equivalents	(3,396)	(428)

Cash and cash equivalents at beginning of period	9,626	4,847

Cash and cash equivalents at end of period	$6,230	$4,419

See accompanying notes to consolidated financial statements (unaudited).

FIRST COMMERCE BANCORP, INC.
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$252	$575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	122	120
Amortization and accretion	14	26
Stock option compensation	4	7
Loss on sale of securities	666	—
Loss on sale of fixed assets	1	10
Increase in cash surrender value on bank owned life insurance	(34)	(30)
Provision for loan losses	56	42
FHLB stock dividends	(42)	(4)
Increase in interest receivable	(4)	(221)
Increase (decrease) in interest payable	(10)	123
Increase in other assets	(48)	(25)
Increase in deferred taxes	(66)	(12)
Increase (decrease) in other liabilities	21	(335)

Total adjustments	680	(299)

Net cash provided by operating activities	$932	$276

Supplemental Schedule of Non-Cash Activities:

Change in unrealized loss in value of securities available-for-sale, net of taxes of $195,000 and $206,000, respectively	$(240)	$(330)

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
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of First Commerce Bancorp, Inc. (the “Company”) as of June 30, 2007 and December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006, comprehensive earnings (loss) for the three and six months ended June 30, 2007, and 2006 and changes in cash flows for the six months ended June 30, 2007 and 2006. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2006 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to 2006 and 2007 interim financial information for purposes of consistent presentation with the correct period.
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
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	2007	2006
	(In Thousands)
Balance, January 1, 2007 and 2006, respectively	$1,340	$1,197
Add (deduct):
Reclassification of allowance for unfunded commitments to a liability account	(18)	—
Losses charged to allowance	(14)	(15)
Recoveries credited to allowance	8	1
Provision for loan losses	56	42

Balance, June 30, 2007 and 2006, respectively	$1,372	$1,225

The provision for loan losses was $7,000 and $56,000 for the three and six months ended June 30, 2007, respectively. The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Allowance for Loan Losses, Continued
standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (classified as a liability if significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.
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

FIRST COMMERCE BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Earnings Per Share, Continued
The following is a summary of the components comprising basic and diluted earnings (loss) per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, Except Share and Per Share Amounts)
Basic earnings (loss) per share computation:
Numerator – Net earnings (loss) for the period	$(56)	$312	$252	$575

Denominator – Weighted average number of common shares outstanding	1,324,198	1,274,331	1,317,143	1,273,787

Basic earnings (loss) per common share	$(.04)	$.24	$.19	$.45

Diluted earnings (loss) per share computation:
Numerator – Net earnings (loss) for the period	$(56)	$312	$252	$575

Denominator:
Weighted average number of common shares outstanding	1,324,198	1,274,331	1,317,143	1,273,787
Effect of stock options	64,919	79,695	64,919	79,695

	1,389,117	1,354,026	1,382,062	1,353,482

Diluted earnings (loss) per common share	$(.04)	$.23	$.18	$.42

Stock Option Plan
     In December, 2002, the Board of Directors of the Bank approved the First Commerce Bancorp, Inc. 2002 Stock Option Plan (the “Plan”). In conjunction with the Share Exchange, the Plan and all options outstanding under the Plan were assumed by the Company and now represent options to purchase a like number of shares of the Company’s common stock. The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 146,666 shares of common stock to employees and organizers of the Company and up to 73,334 shares of common stock for future use as decided by the Board of Directors. At June 30, 2007, 146,665 shares have been granted at $10 per share and 34,915 shares have been granted at $22 per share (1,352 shares have been forfeited and 51,422 share have been exercised). Of these shares 100,861 are exercisable as of June 30, 2007.
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
     A summary of the stock option activity for 2007 is as follows:

	2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	153,470	$12.73
Granted	—	—
Exercised	(24,664)	10.00
Forfeited	—	—

Outstanding at end of period	128,806	$13.25

Options exercisable at period end	100,861	$10.82

Aggregate intrinsic value of options outstanding (in thousands)		$1,771

Aggregate intrinsic value of options exercisable (in thousands)		$1,632

     The total intrinsic value of options exercised during the six months ended June 30, 2007 was $419,000.
     As of June 30, 2007, there was $16,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.56 years.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     The Company is a one bank holding company which acquired 100% of First Commerce Bank’s (the “Bank”) common stock on October 6, 2006. First Commerce Bank is a state chartered bank which began operations on December 2, 2002. First Commerce Bank operates as a full-service community bank chartered under the laws of the State of Tennessee with deposits insured through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (FDIC). It has elected not to apply for membership in the Federal Reserve System. The Bank offers a wide range of banking services including checking, savings, money market accounts, certificates of deposits and loans for consumers, commercial and real estate purposes. The Company is subject to regulation, supervision, and examination by the Tennessee Department of Financial Institutions and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders. The area served by the Company is Marshall and adjacent counties of Middle Tennessee. Services are provided at the main office in Lewisburg, Tennessee, a branch in Lewisburg, Tennessee and a branch in Chapel Hill, Tennessee. In addition, the Bank has a wholly-owned subsidiary, First Commerce Mortgage Company, Inc.
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
Forward-Looking Statements
     Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, projects, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ materially from the results anticipated include (without limitation) economic and social conditions, competition for loans, mortgages, deposits and other financial services and products, changes in interest rates, unforeseen changes in liquidity, the Company’s ability to successfully consummate its going private transaction described in more detail below, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Forward-Looking Statements, Continued
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
Formation of Holding Company
     On October 6, 2006, the Company consummated its acquisition of 100% of the outstanding shares of the Bank’s common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of August 9, 2006, by and between the Company and the Bank. In connection with the Share Exchange, the holders of the Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock and the Company assumed the Bank’s 2002 Stock Option Plan (the “Plan”) and all of the outstanding options issued pursuant to the Plan. Following consummation of the Share Exchange, the Company became a bank holding company registered under the Bank Holding Company Act of 1956, as amended and as a result is subject to regulation by the Board of Governors of the Federal Reserve Bank.
Proposed Common Stock Share Reclassification
     On May 23, 2007, the Company’s Board of Directors voted to reclassify the Company’s common stock to reduce the number of record holders of common stock below 300 for the purpose of going private.
     To facilitate this transaction a proposal to amend the Company’s charter to reclassify the common stock is expected to be presented to Company’s shareholders for a vote. Under the proposal, shares of existing common stock held by shareholders who own between 204 and 1,020 shares as of the effective time of the transaction will be reclassified into shares of Class A stock. Shares of existing common stock held by shareholders who own less than 204 shares as of the effective time of the transaction will be reclassified into shares of Class B stock. Shareholders owning in excess of 1,020 shares of common stock at the effective time of the transaction will continue to hold shares of common stock. The reclassifications will be made on the basis of one share of Class A or Class B stock for each share of common stock held. The proposal is subject to shareholder approval and is expected to be submitted to the Company’s shareholders in the third quarter of 2007.
     The primary effect of this transaction will be to reduce the Company’s total number or record holders of common stock to below 300. As a result, the registration of our common stock under federal securities laws will be terminated and we will no longer be considered a “public” company.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Results of Operations
     The Company sustained a loss of $56,000 and had earnings of $252,000 for the three and six months ended June 30, 2007, respectively, as compared to earnings of $312,000 and $575,000 for the same periods in 2006. The loss sustained for the three months ended June 30, 2007, is primarily a result of the sale of $24,000,000 in securities resulting in a realized loss of $666,000. The Company liquidated these securities in response to interest rate trends with the intent to improve overall yield on earning assets. On a per share basis, the net earnings (loss) for the three and six months ended June 30, 2007 resulted in basic earnings (loss) per common share of $(.04) and $.19, respectively. For the same periods in 2006 the net earnings resulted in basic earnings per common share of $.24 and $.45, respectively. On a per share basis the net earnings (loss) for the three and six months ended June 30, 2007, resulted in diluted earnings (loss) per common share of $(.04) and $.18, respectively. For the same periods in 2006, the net earnings resulted in diluted earnings per common share of $.23 and $.42, respectively.
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the six months ended June 30, 2007 and 2006 was $5,846,000 and $4,721,000, respectively, and total interest expenses was $3,129,000 and $2,246,000, respectively. This resulted in an increase in net interest income of $242,000, or 9.8%, during the first six months of 2007 as compared to the comparable period in the prior year. Total interest income for the three months ended June 30, 2007 and 2006 was $3,012,000 and $2,451,000, respectively. Total interest expense for the three months ended June 30, 2007 and 2006 was $1,604,000 and $1,203,000, respectively. The foregoing resulted in an increase in net interest income of $160,000, or 12.8%, during the three months ended June 30, 2007 as compared to the same period in 2006. The increase in interest expense related to an increase in the volume of our liabilities as well as an increase in rates paid on interest-bearing deposits and other borrowings. Management currently believes that interest rates will remain stable for the remainder of 2007. Managing interest rate risk is a very subjective exercise based on a wide variety of factors, and is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $7,000 and $56,000 for the three and six months ended June 30, 2007, respectively. The provision for loan losses was $24,000 and $42,000 for the three and six months ended June 30, 2006, respectively. The provision for loan losses for the six months ended June 30, 2007 and 2006 are consistent with loan growth over the same period. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Provision for Loan Losses, Continued
     The allowance for loan losses at June 30, 2007 and December 31, 2006 was $1,372,000 and $1,340,000, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at June 30, 2007 and December 31, 2006 to be adequate. The allowance for loan losses was 1.14% and 1.17% of loans at June 30, 2007 and December 31, 2006, respectively.
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, fees on mortgage originations and other fees and commissions. Non-interest income increased $127,000, or 35.7%, to $483,000 during the six months ended June 30, 2007 as compared to the same period in 2006. The increase for the quarter ended June 30, 2007 was $5,000, or 2.3%, as compared to the same period in 2006. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees and commissions, fees on mortgage originations and service charges on deposit accounts will increase for the remainder of 2007 due to the expected growth of the Company.
Non-Interest Expense
     Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, professional fees, data processing expense and other operating expenses. Non-interest expense increased $916,000, or 48.6% to $2,802,000 during the six months ended June 30, 2007 from $1,886,000 for the same period in 2006. The increase for the quarter ended June 30, 2007 was $780,000, or 80.7% as compared to the same period in 2006. The increases in the non-interest expense are attributable primarily to losses on the sale of securities and increases in salaries and benefits due to continued growth of the Company.
Income Taxes
     Income taxes expense totaled $90,000 for the six months ended June 30, 2007. Due to the loss sustained for the three months ended June 30, 2007, the Company had an income tax benefit of $65,000. Income taxes expense totaled $165,000 and $328,000 for the three and six months ended June 30, 2006. Income taxes have a direct impact on reportable earnings. The effective tax rate for the six months ended June 30, 2007 was 27% and is primarily effected by the non-taxable interest on municipal bonds and tax exempt loans.
Financial Condition
     Balance Sheet Summary. The Company’s total assets were $177,566,000 and $174,398,000 at June 30, 2007 and December 31, 2006, respectively. Loans, net of allowance for loan losses, totaled $118,919,000 and $113,083,000 at June 30, 2007 and December 31, 2006, respectively, and investment securities totaled $44,317,000 and $43,855,000, respectively. Restricted equity securities totaled $644,000 and $602,000 at June 30, 2007 and December 31, 2006, respectively. The increase in assets was due to the continued growth of the Company.
     Total liabilities were $162,902,000 and $159,997,000 at June 30, 2007 and December 31, 2006, respectively, and shareholders’ equity was $14,664,000 and $14,401,000, respectively. A more detailed discussion of assets, liabilities and capital follows.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
     Loans
     Loan categories are as follows:

	June 30, 2007		December 31, 2006
	(In Thousands)		(In Thousands)
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$58,297	48.5%	$53,278	46.6%
Consumer	7,418	6.2	7,450	6.5
Real estate — mortgage	38,495	32.0	37,269	32.6
Real estate — construction	16,081	13.3	16,426	14.3

Total	$120,291	100.0%	$114,423	100.0%

     Loans are the largest component of the Company’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; consumer; real estate — mortgage; and real estate — construction. The table above sets forth the loan categories in the portfolio at June 30, 2007 and December 31, 2006. As represented in the table, primary loan growth was in commercial, financial and agricultural loans. Management continues to focus on maintaining strong asset quality as it grows the Company’s loan portfolio.
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
     The Company’s first mortgage single family residential and consumer loans which total approximately $26,557,000 and $7,418,000, respectively at June 30, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not believed to be in doubt. At June 30, 2007 and December 31, 2006 the Company had $2,000 of loans on nonaccrual status.
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
     As of June 30, 2007, the Company had impaired loans totaling $57,000. A specific reserve of $6,000 has been established by management related to these loans. The total amount of interest recognized during the six months ended June 30, 2007 on impaired loans approximated $2,000 and the average recorded investment for the six months ended June 30, 2007 was $58,000. At December 31, 2006, impaired loans totaled $57,000 with a specific allowance for loan losses of $6,000 allocated. The total amount of interest recognized on impaired loans approximated $4,000 and the average recorded investment was $60,000 for the year ended December 31, 2006. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans. The total value of the collateral securing these loans at June 30, 2007 is approximately $76,000.
     Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2007 and December 31, 2006, totaled $2,000.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Financial Condition, Continued
     Loans, Continued
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	(In Thousands)		(In Thousands)
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
Real estate loans	$—	$—	$—	$—
Installment loans	—	—	—	—
Commercial	—	2	—	2

	$—	$2	$—	$2

Renegotiated loans	$—		$—

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

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Securities
     Securities totaled $44,317,000 and $43,855,000 at June 30, 2007 and December 31, 2006, respectively, and were a primary component of the Company’s earning assets. Restricted equity securities totaled $644,000 and $602,000 at June 30, 2007 and December 31, 2006, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of SFAS No. 115, securities are to be classified in three categories and accounted for as follows:
•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity.
     The Company’s classification of securities as of June 30, 2007 and December 31, 2006 is as follows:

	Available-for-Sale (In Thousands)
	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$22,505	$22,084	$30,483	$30,213
Mortgage-backed securities	15,433	15,043	9,993	9,700
Collateralized mortgage obligations	—	—	282	272
Obligations of states and political subdivisions	4,909	4,711	1,151	1,150

	$42,847	$41,838	$41,909	$41,335

	Held-to-Maturity (In Thousands)
	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$2,200	$2,117	$2,200	$2,154
Mortgage-backed securities	279	265	320	310

	$2,479	$2,382	$2,520	$2,464

     No securities have been classified as trading securities.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Deposits
     Deposits totaled $156,576,000 and $153,682,000 at June 30, 2007 and December 31, 2006, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
     Management believes Marshall County and the surrounding areas are a growing economic market offering growth opportunities for the Company; however, the Company competes with several larger bank holding companies that have company offices in this area. Even though the Company is in a very competitive market, management currently believes that its market share will be expanded as a result of the fact that the Company is the only locally owned financial institution that offers personalized service. However, no assurance of market growth can be given.
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

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Liquidity and Asset Management, Continued
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. No securities will mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2007, loans of approximately $61.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $53.1 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.
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
Capital Position and Dividends
     At June 30, 2007 and December 31, 2006, total shareholders’ equity was $14,664,000 and $14,401,000 or 8.3% and 8.3%, respectively, of total assets. During the six months ended June 30, 2007 shareholders’ equity increased $263,000 resulting from an increase in unrealized losses on available-for-sale securities, net of taxes, of $240,000, net earnings of $252,000, proceeds from sale of stock issued pursuant to the exercise of options granted pursuant to the Plan of $247,000 and $4,000 of stock-based compensation.
     The Company’s principal regulators, have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt and a part of the allowance for loan losses). In determining risk based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2007, the Company’s total risk-based capital ratio was 13.3% and its Tier I risk-based capital ratio was 12.2%. At December 31, 2006, the Company’s total risk-based capital ratio was 13.6% and its Tier I risk based capital ratio was 16.5%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At June 30, 2007, the Company had a leverage ratio of 8.5%. At December 31, 2006 the Company had a leverage ratio of 9.5%.

FIRST COMMERCE BANCORP, INC.
Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued
Capital Position and Dividends, Continued
     On April 26, 2005, management announced that general policy in the future will be to pay a cash dividend up to 25% of prior fiscal year earnings if the Company’s budgeted net earnings are achieved and other liquidity needs do not arise. There are statutory, regulatory and prudential limitations on the payment of dividends by the Company to its shareholders or by the Bank to the Company. Tennessee law restricts the amount of dividends that may be paid by the Company. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital and surplus is below certain statutory limits. Dividends can also be restricted under federal law, and under state safety and soundness considerations, as a result of a declining or inadequate capital level. Presently, the Company’s capital position would enable it to pay dividends, if the board of directors so determined. Dividends are never assured.
     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the six months ended June 30, 2007, the Company issued 24,664 shares of its common stock at $10 per share as a result of exercises of stock options. The Company did not redeem any shares of its voting common stock during the six months ended June 30, 2007. The Company’s legal ability to redeem shares going forward is limited as well as being subject to Board discretion. During any given period privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value. The Company believes that Marshall County, Tennessee, is the principal market for the Company’s common stock.
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
Off Balance Sheet Arrangements
     At June 30, 2007 the Company had unfunded loan commitments and lines of credit outstanding of $19,565,000 and outstanding standby letters of credit of $1,798,000 Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable

(c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2007.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB, as well as those discussed with respect to dividends in the Company’s Annual Report on Form 10-KSB, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of Company’s shareholders was held April 17, 2007.

(b)	Election of all of the members of the board of directors are as listed in Item 4(c)(1).

(c)	(1) Each of the directors were elected for a one year term by the following tabulation:

	Number
	of Shares	Votes	Votes	Broker
Name	Voting	For	Withheld	Non-Votes
Walter W. Bussart	858,216	858,216	—	—
John O. Chunn	858,216	858,216	—	—
Glenn Hardison	858,216	858,216	—	—
Thomas H. Hawkins, III	858,216	858,216	—	—
Allen L. Henderson, Jr.	858,216	858,216	—	—
David Jent	858,216	858,216	—	—
William B. Marsh	858,216	858,216	—	—
James P. Moon	858,216	858,216	—	—
James L. Russell, Jr.	858,216	858,216	—	—
Robert E. Wiles, Jr.	858,216	858,216	—	—

PART II. OTHER INFORMATION, CONTINUED
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED
(2)	The vote to consider the ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes
858,216	858,116	100	—	—
(d)	Not Applicable.
Item 5. OTHER INFORMATION
(a)	None

(b)	Not Applicable
Item 6. EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          FIRST COMMERCE BANCORP, INC.
(Registrant)

DATE: August 14, 2007	/s/ William B. Marsh
William B. Marsh, President and
Chief Executive Officer

DATE: August 14, 2007	/s/ Glenn Hardison
Glenn Hardison, Chief Financial and
Accounting Officer